Form 10-Q
period 2021-09-30
Weave Communications, Inc.
filed 2021-12-09
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-40998
Weave Communications, Inc.
(Exact name of registrant as specified in its charter)
Delaware    26-3302902
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)    Identification Number)
1331 West Powell Way
Lehi, Utah 84043
(Address of principal executive offices, including zip code)
(866) 439-2826
(Registrant's telephone number, including area code)
__________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
Common stock, par value $0.00001 per share	WEAV	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                Accelerated filer  ☐

Non-accelerated filer  ☒               Smaller reporting company  ☐
Emerging growth company  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of 11/30/2021, the registrant had 64,239,866 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Risk Factors included in our prospectus, dated November 10, 2021, filed with the Securities and Exchange Commission, or the SEC in accordance with Rule 424(b) of the Securities Act on November 12, 2021, or the Prospectus, in connection with our initial public offering, or IPO, and the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding our results of operations, including gross margin, financial condition and cash flows;
•our expectations regarding the development and expansion of our business;
•anticipated trends, challenges and opportunities in our business and in the markets in which we operate;
•the impact of the COVID-19 pandemic;
•our ability to expand our customer base and expand sales to existing customers;
•our ability to expand into new vertical markets and additional countries;
•the impact of competition in our industry and innovation by our competitors;
•our ability to anticipate and address the evolution of technology and the technological needs of our customers, to roll out upgrades to our existing platform and to develop new and enhanced products to meet the needs of our customers;
•the impact of our corporate culture and our ability to retain and hire necessary employees and staff our operations appropriately;
•our ability to remediate the material weaknesses in our internal control over financial reporting;
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to maintain, protect and enhance our intellectual property; and
•the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$40,391	$55,698
Accounts receivable	4,580	2,544
Deferred contract acquisition costs, net	8,729	7,178
Prepaid expenses and other current assets	4,010	2,254
Total current assets	57,710	67,674
Non-current assets:
Property and equipment, net	24,985	18,294
Deferred contract acquisition costs, net, less current portion	7,852	6,208
Other non-current assets	2,327	797
TOTAL ASSETS	$92,874	$92,973
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,498	$3,400
Accrued liabilities	16,118	10,286
Deferred revenue	28,425	22,851
Current portion of capital lease obligations	8,573	7,086
Current portion of long-term debt	—	400
Total current liabilities	57,614	44,023
Non-current liabilities:
Deferred rent	3,141	1
Capital lease obligations, less current portion	7,481	7,356
Long-term debt	9,995	3,600
Total liabilities	78,231	54,980
COMMITMENTS AND CONTINGENCIES (Note 12)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.00001 par value per share; 43,836,109 shares authorized, issued and outstanding as of September 30, 2021,and December 31, 2020, respectively; liquidation preference of $160,764 and $159,073 as of September 30, 2021 and December 31, 2020, respectively	151,938	151,938
Stockholders' deficit:
Common stock, $0.00001 par value per share; 71,384,328 and 65,084,328 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 14,759,718 and 11,882,286 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	30,548	16,261
Accumulated deficit	(167,830)	(130,208)
Accumulated other comprehensive (loss) income	(13)	2
Total stockholders' deficit	(137,295)	(113,945)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$92,874	$92,973
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$30,302	$21,388	$84,031	$56,123
Cost of revenue	12,868	9,214	35,693	24,503
Gross profit	17,434	12,174	48,338	31,620
Operating expenses:
Sales and marketing	16,021	8,882	42,475	28,699
Research and development	6,195	5,414	19,902	14,354
General and administrative	9,131	8,024	22,717	19,048
Total operating expenses	31,347	22,320	85,094	62,101
Loss from operations	(13,913)	(10,146)	(36,756)	(30,481)
Other income (expense):
Interest expense	(303)	(274)	(876)	(792)
Other income (expense)	(4)	16	10	238
Net loss	$(14,220)	$(10,404)	$(37,622)	$(31,035)
Less: cumulative dividends on redeemable convertible preferred stock	(585)	(538)	(1,691)	(1,564)
Net loss attributable to common stockholders	$(14,805)	$(10,942)	$(39,313)	$(32,599)
Net loss per share attributable to common stockholders - basic and diluted	$(1.03)	$(0.95)	$(2.97)	$(2.91)
Weighted-average common shares outstanding - basic and diluted	14,317,575	11,521,625	13,250,767	11,214,369
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,220)	$(10,404)	$(37,622)	$(31,035)
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	(7)	(15)	(15)	(24)
Total comprehensive loss	$(14,227)	$(10,419)	$(37,637)	$(31,059)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30,2021
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at June 30, 2021	43,836,109	$151,938	14,070,294	$—	$25,479	$(153,610)	$(6)	$(128,137)
Issuance of common shares	—	—	689,424	—	1,115	—	—	1,115
Equity-based compensation	—	—	—	—	3,954	—	—	3,954
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(14,220)	—	(14,220)
Balance at September 30, 2021	43,836,109	$151,938	14,759,718	$—	$30,548	$(167,830)	$(13)	$(137,295)

	Three Months Ended September 30,2020
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at June 30, 2020	43,836,109	$151,938	11,152,794	$—	$9,356	$(110,418)	$(9)	$(101,071)
Issuance of common shares	—	—	587,236	—	555	—	—	555
Equity-based compensation	—	—	—	—	4,699	—	—	4,699
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(10,404)	—	(10,404)
Balance at September 30, 2020	43,836,109	$151,938	11,740,030	$—	$14,610	$(120,822)	$(24)	$(106,236)

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended September 30,2021
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2020	43,836,109	$151,938	11,882,286	$—	$16,261	$(130,208)	$2	$(113,945)
Issuance of common shares	—	—	2,877,432	—	3,240	—	—	3,240
Equity-based compensation	—	—	—	—	11,047	—	—	11,047
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(37,622)	—	(37,622)
Balance at September 30, 2021	43,836,109	$151,938	14,759,718	$—	$30,548	$(167,830)	$(13)	$(137,295)

	Nine Months Ended September 30,2020
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2019	43,836,109	$151,938	10,816,231	$—	$3,797	$(89,787)	$—	$(85,990)
Issuance of common shares	—	—	923,799	—	732	—	—	732
Equity-based compensation	—	—	—	—	10,081	—	—	10,081
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	(31,035)	—	(31,035)
Balance at September 30, 2020	43,836,109	$151,938	11,740,030	$—	$14,610	$(120,822)	$(24)	$(106,236)

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,622)		$(31,035)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,751	—	6,830
Provision for losses on accounts receivable	227		195
Amortization of contract acquisition costs	6,846		4,892
Equity-based compensation	11,047		10,081
Changes in operating assets and liabilities:
Accounts receivable	(2,263)		(1,833)
Contract acquisition costs	(10,041)		(7,055)
Prepaid expenses and other assets	(1,466)		(1,053)
Accounts payable	(335)		(65)
Accrued liabilities	5,832		(930)
Deferred revenue	5,567		5,008
Deferred rent	3,140		(108)
Net cash used in operating activities	(10,317)		(15,073)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,730)		(1,138)
Capitalized internal-use software costs	(1,929)		(1,027)
Net cash used in investing activities	(7,659)		(2,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance on line of credit	5,995		—
Paid deferred offering costs	(745)		—
Principal payments on capital lease obligations	(5,821)		(4,224)
Proceeds from stock option exercises	3,240		732
Net cash provided by (used in) financing activities	2,669		(3,492)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,307)		(20,730)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,698		80,225
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,391		$59,495
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$876		$792
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	334		15
Equipment purchases financed with capital leases	7,433		7,433
Accrued unpaid deferred offering costs	1,075		—
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of the Business
Weave Communications, Inc. (the “Company”) sells subscriptions for its integrated communications platform, which combines software communication and analysis tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively “Weave” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Prospectus.
The accompanying interim condensed consolidated balance sheets, statements of operations, comprehensive loss, statements of redeemable convertible preferred stock and stockholders' deficit, statements of cash flows and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations are not necessarily indicative of the results to be expected for the full year or any other period.

Segments
The Company operates as one operating and reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates reporting operations and financial information on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, recoverability of long-lived assets, fair value of issued warrants, fair value of equity-based compensation, amortization period of deferred contract acquisition costs, and useful lives for depreciable assets.
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020 the Company did not have any restricted cash.

Liquidity and Capital Resources
The Company has incurred losses and generated negative cash flows from operations since inception. As of September 30, 2021 the Company had an accumulated deficit of $167.8 million. The Company has partially funded its operations through cash flows generated by sales of its product offerings, and as of September 31, 2021 the Company has completed several rounds of equity financing with total net proceeds approximating $159.0 million. As of September 30, 2021 the Company had outstanding borrowings under its revolving line of credit of $10.0 million.
The Company believes its existing cash and cash equivalents and cash flows provided by sales of product offerings and proceeds from the initial public offering (Note 14) will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the September 30, 2021 condensed consolidated financial statements. As a result of the Company’s growth plans, the Company expects that losses and negative cash flows from operations may continue in the foreseeable future.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended September 30, 2021 and 2020, the Company recorded advertising expense of $1.9 million and $0.6 million, respectively. For the nine months ended September 30, 2021 and 2020 the Company recorded advertising expense of $5.1 million and $1.5 million, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
Income Taxes
The Company records a provision for income taxes for the anticipated tax of its reported results of operations using the asset and liability method. Under this method, deferred income taxes are recognized by applying the enacted tax rates expected to be in effect in future years to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses and tax credit carryforwards. The measurement of deferred tax assets is reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.
The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. A tax benefit is recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. For such positions, the largest benefit that has a greater than 50% likelihood of being realized upon settlement is recognized in the condensed consolidated financial statements. Where applicable, interest and penalties are recognized in income tax expense.
Net loss per share
Net loss per share attributable to common stockholders is calculated using the two-class method required for companies with participating securities. All series of the Company's redeemable convertible preferred stock are considered participating securities as they participate on a pari passu basis in any dividends declared to holders of the Company's common stock. Net loss is adjusted for the effect of any cumulative dividends on the Company's redeemable convertible preferred stock prior to allocating undistributed earnings to common stockholders and holders of participating securities. Undistributed earnings are allocated to participating securities to the extent that each participating security may share in the earnings as if all of the earnings for the period had been distributed. In periods in which the Company reports a net loss, no amounts are allocated to participating securities as holders of the Company's redeemable convertible preferred stock do not have a contractual obligation to share in losses.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted net loss per share is computed using the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method unless their effect is anti-dilutive.

Revenue Recognition - ASC 606
The Company derives substantially all revenue from subscription services by providing customers access to its platform.
The Company adopted the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (referred to collectively as "ASC 606") effective January 1, 2019 using the modified retrospective method. Following the adoption of ASC 606, the Company recognizes revenue when control of these services are transferred to customers in an amount that reflects consideration to which the Company expects to be entitled in exchange for those services, net of tax. Revenue recognition is determined from the following steps:
•Identification of a contract with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations within the contract;
•Recognition of revenue when, or as, performance obligations are satisfied.
The Company recognizes revenue as follows:
Subscriptions revenue (software and phone service) is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements have contractual terms of month to month. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the services over the contractual period. The Company transfers control of services evenly over the contractual period. Accordingly, the fixed consideration related to subscriptions is recognized over time on a straight-line basis over the contract term beginning on the date the Company’s service is made available to the customer.
The Company also provides payment processing/collection services and receives a revenue share from a third-party payment facilitator on transactions between Weave customers that utilize the Weave payments platform, and their end consumers. These payment transactions are generally for services rendered at customers’ business location via credit card terminals or through “text-to-pay” functionality. As the Company acts as an agent in these arrangements, revenue from payments services is recorded net of transaction processing fees and revenue is recognized as the performance obligation is performed each time transactions are processed.
As part of the onboarding process, the customer may request that the Company install pre-configured applications on hardware which allow remote access to Weave's cloud solution. In addition, the customer may request that the Company install phone hardware at the customer’s location. The Company considers installation a separate performance obligation, and revenue is recognized at the time the installation services are complete.
With the exception of payments services and installation revenue, customers are billed in advance and they may elect to be billed on a monthly or annual basis. The Company records contract liabilities to deferred revenue when cash payments are received, or billings are due in advance of revenue recognition from services. Deferred revenue is recognized as revenue when, or as, the performance obligations are satisfied. Software and phone service revenue is recognized net of discounts in the statements of operations. The Company does not consider discounts variable consideration as they are stated on each agreement and each agreement is month to month. The Company collects sales and communications taxes from its customers. In the statement of operations, amounts collected from taxes are excluded from the reported revenue amounts.

In addition to providing VoIP phone and software services, the Company provides phone hardware to its customers as part of the subscription. Title of the phones does not transfer to the customer until 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. The Company allows customers to include up to 10 phones without adjustment to the subscription base price. Effective for new sales beginning August 2021, the Company modified sales terms so that title to the phones is no longer given to the customer free of charge at the end of the 36-month period; instead, the phones remain an asset of the Company, as the phones are leased to the customer. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. Such arrangements are deemed to be an embedded lease per guidance provided in ASC 840-10, Accounting for Leases, as the arrangement entails conveying the right to use Company equipment. The Company becomes the lessor in these agreements and has assessed the fair value of all elements provided to customers in order to allocate a portion of the subscription price to the lease element of the sales arrangement. For the three months ended September 30, 2021 and 2020, the Company recorded $0.9 million and $0.7 million, respectively, in lease revenues associated with the phone hardware. For the nine months ended September 30, 2021 and 2020, the Company recorded $2.4 million and $1.9 million, respectively, in lease revenues associated with the phone hardware.
As a lessor, future minimum lease payments to be received are variable due to customer agreements being month to month and the fact that they are allocated based on the fair value of all services provided to the customer. Maturities of each agreement are also variable as customer agreements are month to month. With phones being deployed to customers for their useful life, residual value does not accrue to the benefit of the Company. Phones that are returned are refurbished and placed into service.
Deferred Offering Costs
Deferred offering costs of $1.8 million have been recorded as other non-current assets on the unaudited condensed consolidated balance sheet as of September 30, 2021 and consist of costs incurred in connection with the sale of our common stock in our initial public offering, or IPO, including certain legal, accounting, printing, and other IPO related costs. Upon the completion of our IPO in November 2021 (see Note 14), deferred offering costs are recorded in stockholders’ deficit as a reduction from the proceeds of the offering. There were no deferred offering costs as of December 31, 2020.
Accounting Pronouncements Adopted
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, which expands the scope of Topic 718, to include share-based payments issued to non-employees for goods or services. The new standard supersedes Subtopic 505-50. The Company adopted this guidance as of January 1, 2020 with no material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires the Company to capitalize implementation costs and amortize the expense over the remaining contract life. The Company adopted this guidance as of January 1, 2021 with no material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard is effective for annual periods beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022. The Company early adopted the standard for the fiscal year ended December 31, 2020. The standard removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and other comprehensive income, as a result the Company was not required to apply the incremental approach for intraperiod tax allocation during the year ended December 31, 2020. The adoption of ASU 2019-12 was not material to the consolidated financial statements.
Accounting Pronouncements Pending Adoption
As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which updates the requirements related to financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their consolidated balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or they may record the amount in the year in which the ASU is adopted. The accounting applied by a lessor is largely unchanged from that applied under previous Topic 840. For example, the vast majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. In June of 2020 the FASB issued ASU 2020-05 which extended the adoption of Topic 842 for one year. As a result, the Company expects to adopt the standard as of January 1, 2022 and is currently evaluating lease agreements to quantify the expected impact of adoption on the financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, and includes the Company's accounts receivable, certain financial instruments and contract assets. ASU 2016-13 results in more timely recognition of credit losses. For non-public companies, adoption is required for fiscal years beginning after December 15, 2022, including interim periods within fiscal years beginning after December 15, 2022. As a result, the Company expects to adopt the standard as of January 1, 2023 and is currently evaluating the expected impact of adoption on the financial statements.
3.Revenue
The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts With Customers for all periods presented. See Note 2 for a description of the Company’s revenue recognition accounting policy.
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $13.0 million and $9.1 million for the three months ended September 30, 2021 and 2020, and $36.1 million and $24.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Costs to Obtain a Contract
As discussed in Note 2, the Company capitalizes incremental costs of obtaining a contract. Amortization expense related to these costs were $2.5 million and $1.8 million for the three month period ending September 30, 2021 and 2020 and $6.8 million and $4.9 million for the nine month period ending September 30, 2021 and 2020, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.

The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Subscription and payment processing	$28,377	$19,687
Onboarding	1,016	1,012
Hardware (embedded lease)	909	689
Total revenue	$30,302	$21,388

	Nine Months Ended September 30,
	2021	2020
Subscription and payment processing	$78,509	$52,154
Onboarding	3,088	2,118
Hardware (embedded lease)	2,434	1,851
Total revenue	$84,031	$56,123
4.Fair Value Measurements
Financial instruments recorded at fair value in the financial statements are categorized as follows:
•Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs reflecting management's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Level 1
Money market fund	$24,385	$53,701
Level 2	—	—
Level 3	—	—
Total	$24,385	$53,701
For the periods ended September 30, 2021 and December 31, 2020 the fair value of debt was $10.6 million and $4.4 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Office equipment	$4,687	$3,835
Office furniture	4,593	2,940
Leasehold improvements	2,074	652
Fixed assets not placed in service	671	1,339
Capitalized internal-use software	3,127	1,100
Phone hardware	27,497	23,101
Payment terminals	1,321	430
Property and equipment, gross	43,970	33,397
Less accumulated depreciation and amortization	(18,985)	(15,103)
Property and equipment, net	$24,985	$18,294
Depreciation and amortization expense was $3.2 million and $8.8 million for the three and nine months ended September 30, 2021, respectively, and $2.4 million and $6.8 million for the three and nine months ended September 30, 2020, respectively. Of this expense, $2.3 million and $6.7 million for the three and nine months ended September 30, 2021, respectively, and $1.9 million and $5.3 million for the three and nine months ended September 30, 2020, respectively, was related to phone hardware and data center equipment which has been included in cost of revenue in the statements of operations for the three months ended September 30, 2021 and September 30, 2020, respectively. Capitalized internal-use software amortization expense was $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, which has been included in the cost of revenue in the statements of operations. Capitalized implementation amortization expense was $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively, which has been included in operating expense in the statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Payroll-related accruals	$13,266	$7,566
Sales and telecom taxes	1,578	1,056
Third-party commissions	605	553
Interest payable	—	19
Other	669	1,092
Total	$16,118	$10,286
7.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended September 30, 2021 and 2020 the Company reported no provision for income taxes, which resulted in an effective tax rate of zero percent. For the nine months ended September 30, 2021 and 2020 the Company reported no provision for income taxes, which resulted in an effective tax rate of zero percent. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state taxes, and, the tax effects of stock-based compensation.
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which the Company operates. The Company’s U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against all U.S. deferred tax assets. While the Company believes its current valuation allowance is appropriate, the Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on all available positive and negative evidence including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, all or part of the valuation allowance will be released in the period in which the Company makes such determination. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is released.
8.Long-Term Debt
Throughout 2020, the Company held a $4.0 million note payable and a revolving line of credit with Silicon Valley Bank. The note required interest only payments through September 2021, followed by 36 principal payments of $0.1 million plus interest (maturity in February 2024). The revolving line of credit had a maximum borrowing capacity of $10.0 million.
In August of 2021, the Company amended the agreement with Silicon Valley Bank to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of the agreement, the $4.0 million note payable was converted to a deemed advance on the line of credit and was deemed a debt modification. In connection with this transaction, the Company drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. Under the terms of this amendment, the loan and security agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that the Company meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. The Company was in compliance with all debt covenants as of the periods ended September 30, 2021 and December 31, 2020. The balance on the line of credit is due on August 4, 2023.
The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Note payable, current	$—	$400
Note payable, noncurrent	—	3,600
Line of credit	9,995	—
Total	$9,995	$4,000
9.Redeemable Convertible Preferred Stock
The following table summarizes the Company’s redeemable convertible preferred stock as of December 31, 2020 and through September 30, 2021:

		Shares Issued	Issuance Price	Carrying Amount
	Authorized	and Outstanding	Per Share
Series AA	4,766,263	4,766,263	$0.21	$999,962
Series A-1	1,253,739	1,253,739	0.46	579,980
Series A-2	432,323	432,323	0.58	250,012
Series A	3,070,449	3,070,449	1.68	5,152,213
Series B	9,412,354	9,412,354	1.69	15,480,110
Series B-1	13,191,371	13,191,371	1.69	22,008,322
Series C	7,012,806	7,012,806	5.35	37,467,749
Series D	4,696,804	4,696,804	14.90	69,999,758
	43,836,109	43,836,109		$151,938,106
Liquidation preference for redeemable convertible preferred stock was as follows (in thousands):

	September 30, 2021	December 31, 2020
Series AA	$1,000	$1,000
Series A-1	580	580
Series A-2	250	250
Series A	5,150	5,150
Series B	15,900	15,900
Series B-1	30,384	28,693
Series C	37,500	37,500
Series D	70,000	70,000
	$160,764	$159,073
Significant rights and preferences of the above redeemable convertible preferred stock are defined by our certificate of incorporation. There have been no material changes in the rights and preferences of the above redeemable convertible preferred stock, as disclosed in the Prospectus.
10.Stockholders’ Deficit
Equity-Based Compensation Expense
Equity-based compensation expense, consisting of service-based expense related to the equity incentive plan and expense from secondary sales of commons shares, was classified as follows in the accompanying condensed consolidated statements of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$139	$76	$418	$220
Sales and marketing	693	153	1,504	471
Research and development	575	496	2,991	1,163
General and administrative	2,547	3,974	6,134	8,227
Total	$3,954	$4,699	$11,047	$10,081
Equity Incentive Plan
During 2016, the Company adopted an equity incentive plan (herein referred to as the “EIP”) under which common stock options could be issued for employee awards. The number of common stock options authorized for employee awards was 18,713,504 and 11,679,353 as of the period ending September 30, 2021 and September 30, 2020, respectively. The Company began issuing stock options under this plan in 2016. Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (ISOs). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 2,328,528 and 213,332 as of September 30, 2021 and September 30, 2020, respectively.
Equity-based compensation expense related to the equity incentive plan was as follows for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$139	$76	$279	$220
Sales and marketing	693	111	965	320
Research and development	575	141	1,394	419
General and administrative	2,547	1,846	5,008	2,407
Total	$3,954	$2,174	$7,646	$3,366
Unrecognized equity-based compensation expense as of the periods ending September 30, 2021 and September 30, 2020 was $38.6 million and $7.5 million, respectively. Equity-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of the periods ending September 30, 2021 and September 30, 2020 the weighted-average vesting periods approximated 3.14 and 2.59 years, respectively.
The aggregate intrinsic value of options exercised is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Stock option activity was as follows for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	9,868,915	$3.62	8.13	$101,070
Exercisable as of December 31, 2020	4,401,361	$1.10	6.78	$56,117

Granted	—	$—
Exercised	(965,430)	$1.31
Forfeited and expired	(86,219)	$2.71
Outstanding as of March 31, 2021	8,817,266	$3.90	8.05	$99,871
Exercisable as of March 31, 2021	3,888,696	$1.21	6.82	$54,628

Granted	249,067	$9.03
Exercised	(1,222,578)	$0.69
Forfeited and expired	(221,312)	$2.18
Outstanding as of June 30, 2021	7,622,443	$4.61	8.16	$108,961
Exercisable as of June 30, 2021	2,998,911	$1.46	6.82	$52,187

Granted	2,190,442	$16.41
Exercised	(689,424)	$1.61
Forfeited and expired	(610,163)	$3.33
Outstanding as of September 30, 2021	8,513,298	$7.98	8.28	$103,297
Exercisable as of September 30, 2021	2,590,738	$1.53	6.06	$48,141

Equity-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the EIP. As the Company is not publicly traded, the common stock fair values used in the models are based on the most recent 409(a) valuation as of the option grant date. Management reviews option grants determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimates the term based on an averaging of the vesting period and contractual term of the option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yield as the estimated expected term for options approximates 6 years. The Company has no plans to declare dividends in the foreseeable future.
Secondary Sales of Common Stock
Certain of the Company’s investors have acquired outstanding common stock from employees and certain sales of common stock by employees to new investors were facilitated by the Company. For these transactions, and where shares have been acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company has recorded equity-based compensation expense of the difference between the price paid by the investors and the estimated fair value as of the date of the transactions. Equity-based compensation for these transactions has been recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$—	$—	$139	$—
Sales and marketing	—	42	539	151
Research and development	—	355	1,597	744
General and administrative	—	2,128	1,126	5,820
Total	$—	$2,525	$3,401	$6,715
Repurchase of Common Shares
No share repurchases took place during the nine months ended September 30, 2021 or September 30, 2020.
Issuances of Warrants
All warrants discussed in this section were evaluated by the Company under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and were determined to be recognized under the provisions of this guidance as equity transactions.

In September 2014, the Company issued 45,000 common share warrants, with a $0.20 strike price, to a financial institution in connection with the note payable discussed in Note 8. Using the Black‑Scholes model, the Company estimated the fair value of the warrants to be $9,178 at issuance, which was recorded in equity in 2014. These warrants expire on the earlier of (1) October 13, 2025, or (2) three years after the Company’s Initial Public Offering. Should the fair value of the underlying common shares exceed the strike price at either expiration dates, the warrants will automatically be exercised via cashless net settlement. As of September 30, 2021, these warrants had not yet been exercised.
In connection with the note payable issued in September 2016, the Company issued 62,000 common share warrants, with a $0.6825 strike price, to the same financial institution. These warrants have substantially the same terms as the other warrants discussed above. Using the Black‑Scholes model, the Company estimated the fair value of the warrants to be $22,192 at issuance, which was recorded in equity in 2016. These warrants expire on March 14, 2026. Should the fair value of the underlying common shares exceed the strike price at the expiration date, the warrants will automatically be exercised via cashless net settlement. As of September 30, 2021, these warrants had not yet been exercised.
The following inputs were used in the Black‑Scholes valuation for both sets of warrants:

Risk free interest rate	1.97%
Contractual term	10 years
Expected volatility	40.00%
Dividend yield	0.00%
The Company refinanced its notes payable in January of 2019 and again in April 2020 (see Note 8). The refinances had no impact on the warrants issued with the notes payable and no additional warrants were issued as part of the refinances.
11.Related Party Transactions
There were no related-party transactions during the nine months ended September 30, 2021 or September 30, 2020.
12.Commitments and Contingencies
Operating Leases
In April 2018, the Company relocated its headquarters to a new building in Lehi, Utah (Ashton Blvd) and entered into a new operating lease agreement. The new lease contained an escalation clause for the lease payments in future years, for which lease expense was recognized on a straight-line basis. The initial term of this lease was from April 2018 to March 2026. However, in November 2019, the Company signed a new office space lease agreement (Powell Way) which commenced in January 2021. Contemporaneously with the rent commencement date on the Powell Way building, the real estate company, along with the developer, agreed to take over the lease payments on the existing building (Ashton Blvd), relieving Weave of the liability. Straight-line expense recognition from the Powell Way building resulted in a deferred rent liability of $3.1 million as of September 30, 2021.
Total rent expense for office space lease was approximately $1.4 million and $3.9 million for the three months and nine months ended September 30, 2021, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2020, respectively, these amounts are included in the operating expenses in the statements of operations above.
Aggregate future minimum rental payments applicable to the above non-cancellable operating leases as of September 30, 2021 are as follows (in thousands):

Years ending December 31,
Remaining 2021	$203
2022	4,407
2023	5,404
2024	5,539
2025	5,677
Thereafter	44,485
Total	$65,715
Legal Matters
The Company is not involved in any legal proceedings as of September 30, 2021 or through the issuance date of these consolidated financial statements.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claims brought by any third party against such indemnified party with respect to licensed technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
13. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three months and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(14,220)	$(10,404)	$(37,622)	$(31,035)
Less: cumulative dividends on redeemable convertible preferred stock	(585)	(538)	(1,691)	(1,564)
Net loss attributable to common stock holders - basic and diluted	$(14,805)	$(10,942)	$(39,313)	$(32,599)
Denominator:
Weighted-average common shares outstanding - basic and diluted	14,317,575	11,521,625	13,250,767	11,214,369
Net loss per share
Net loss per share, basic and diluted	$(1.03)	$(0.95)	$(2.97)	$(2.91)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	September 30,
	2021	2020
Options to purchase common stock	8,513,298	7,333,974
Redeemable convertible preferred stock	43,836,109	43,836,109
Warrants	107,000	107,000
	52,456,407	51,277,083
14. Subsequent Events
Initial Public Offering
The registration statement related to our IPO was declared effective on November 10, 2021, and our common stock began trading on the New York Stock Exchange on November 11, 2021. On November 15, 2021, we completed our IPO for the sale of 5,000,000 shares of our common stock, $0.00001 par value per share at an offering price of $24.00 per share, pursuant to our Prospectus. We received aggregate proceeds of $111.6 million from our IPO after deducting underwriting discounts and commissions.
Upon the completion of our IPO, the 43,836,109 outstanding shares of redeemable convertible preferred stock with a carrying value of $151.9 million converted into an aggregate of 43,836,109 shares of common stock. Immediately upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 500,000,000 shares of common stock, $0.00001 par value per share and 10,000,000 shares of preferred stock, par value $0.00001 per share.
Employee Stock Purchase Plan
In October 2021, the Company established an Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. As of December 9, 2021 1,300,000 shares were available for issuance and no shares of common stock were issued under the ESPP.
Except for the initial offering period, the 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. The initial offering period began on December 1, 2021 and will end on August 15, 2022 and consists of one purchase period, which is the last day of the offering period.
2021 Equity Incentive Plan
In October 2021, the Board and stockholders of the Company adopted the 2021 Equity Incentive Plan. There are currently 9,000,000 shares of common stock reserved for future issuance, with scheduled annual increases to the reserve for amounts to be determined by the Board, subject to a maximum amount. The 2021 Equity Incentive Plan plan became effective in Nov 2021 upon the completion of the Company’s initial public offering.
Other Equity Items
In November 2021, the Compensation Committee of the Board approved, contingent upon the completion of the Company’s initial public offering, the grant of a total of 171,075 restricted stock units (“RSUs”) to its employees at an estimated preliminary aggregate fair value of approximately $4.1 million. All of these RSUs have a time-based service condition and vest over four years. The grant date fair value is based on the number of RSUs multiplied by the $24 IPO issuance price.
In November 2021, both sets of common share warrants discussed in Note 10 above were exercised. A net exercise was elected, in which no cash proceeds were received by the Company and in exchange the financial institution received a total 104,269 common shares, which is reduced from the 107,000 combined total of the initial warrant grants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Prospectus, as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Weave,” “we,” “us” and “our” refer to Weave Communications, Inc.
Overview
We are a leading all-in-one customer communications and engagement software platform for small and medium-sized businesses. We are creating a world where SMB entrepreneurs can utilize state-of-the-art technology to transform how they attract, communicate and engage customers, grow their business and realize their dreams. Our platform enables entrepreneurs to maximize the value of their customer interactions and minimize the time and effort spent on manual or mundane tasks. In a similar way to how the smartphone has transformed the manner in which we live our daily lives, our platform changes the way SMBs manage their businesses.
We have democratized powerful communications and engagement capabilities previously only available to enterprises, made them intuitive and easy to use and put them in one place – always within reach of the SMB. Our cloud-based software platform streamlines the day-to-day operations of running a small business. We offer an all-in-one platform spanning all forms of communications and customer engagement ranging from answering phones, to scheduling appointments, to sending text reminders, to requesting client reviews, to collecting payments, to sending email marketing campaigns. We bring small businesses and the people they serve closer together by unifying, modernizing and personalizing all customer interactions. Our platform helps improve communications, attract more customers, keep customers engaged and increase overall retention.
Since our founding in 2011, we have evolved our platform, innovating and improving the products and integrations we provide for small businesses. We have expanded our product offering from a suite of integrated phone, email and text solutions to include analytics in 2019, payments in 2019 and forms in 2021, among other capabilities launched in those years. Through investments in product development and integrations, we have expanded beyond dentistry and optometry to other verticals, such as home services, as we pursue our vertical “domino” growth strategy.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our software platform and phone services, including recurring hardware fees. These recurring revenues accounted for 93% and 94% of our revenue for the three months ended September 30, 2021 and 2020, respectively, and 93% and 95% of our revenue for the nine months ended September 30, 2021 and 2020, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.
We also derive revenue associated with non-recurring installation fees for onboarding customers and from embedded leases on phone hardware. We utilize our onboarding services and phone hardware as customer acquisition tools and price them competitively to lower the barriers to entry for new customers adopting our platform. As a result, the variable cost associated with providing phone hardware and onboarding assistance has historically exceeded the related revenue, resulting in negative gross profit for each. The revenue and related costs associated with onboarding new customers are typically non-recurring, and are primarily associated with the initial setup of a customer’s software and phone system. Revenue on phone hardware provided to our customers, deemed embedded lease revenue, is recognized over the related subscription period. The associated costs, which primarily represent depreciation expense on phones financed under capital lease arrangements, are incurred over the useful lives of the phones. We consider the net costs of onboarding and hardware, in addition to our sales and marketing activities, to be core elements of our customer acquisition approach.
The table below sets for our revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services, and phone hardware:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Subscription and payment processing:
Revenue	$28,377	$19,687	$78,509	$52,154
Cost of revenue	7,523	5,303	21,052	13,771
Gross profit	$20,854	$14,384	$57,457	$38,383
Gross margin	73%	73%	73%	74%
Onboarding:
Revenue	$1,016	$1,012	$3,088	$2,118
Cost of revenue	3,055	2,035	8,048	5,570
Gross profit	$(2,039)	$(1,023)	$(4,960)	$(3,452)
Gross margin	(201)%	(101)%	(161)%	(163)%
Hardware:
Revenue	$909	$689	$2,434	$1,851
Cost of revenue(1)	2,290	1,876	6,593	5,162
Gross profit(1)	$(1,381)	$(1,187)	$(4,159)	$(3,311)
Gross margin	(152)%	(172)%	(171)%	(179)%
______________
(1)    Cost of revenue related to hardware represents depreciation of phone hardware over a 3-year useful life.

Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to attract new customers, retain and expand within our customer base, add new products and expand into new industry verticals.
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform and the growth of the market for SMB communications and engagement. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, professional events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we recently introduced multi-office functionality to our platform to allow us to better service organizations with multiple locations.

In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them. As of September 30, 2021, we had approximately 21,000 customers in the United States and Canada, spanning organizations across our end markets, and more than 22,500 customer locations under subscription.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork and our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases. The deployment of the Weave phone system at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have added additional add-on products in recent years, such as Weave Payments, which we have begun to successfully cross-sell to our customer base. Our dollar-based net retention rate increased to 104% at September 30, 2021 from 102% at September 30, 2020, which we believe demonstrates the effectiveness of this strategy. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 73% and 73% for the three months ended September 30, 2021 and 2020, and 73% and 74% for the nine months ended September 30, 2021 and 2020, respectively.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. Our ability to cohesively deliver a deep product suite with as little friction as possible to customers is a key determinant of winning new customers. In short, our ability to add new SMB customers is dependent on the features and functionality we add to our platform for small business. The depth of our platform’s functionality is dependent upon both our internally-developed technology and our platform partnerships. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to small businesses in a timely manner.
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for communications and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals and building the remaining “last mile” of vertical-specific functionality. Entering a new industry vertical includes identifying, evaluating, developing and launching the new offering. We create functionality specific to the new industry vertical and then integrate that functionality with the primary systems of record in that vertical. We started in dental and have since successfully expanded to optometry and veterinary, among other areas. In the near term, we are focused on additional expansion areas, most notably home services. We believe this expansion diversifies our end-market exposure and creates a flywheel effect.

Business Update Regarding COVID-19
Given the nature of our business, the COVID-19 pandemic did not have a negative material impact on our revenue and results of operations. We did not experience a material number of non-renewals of subscriptions during 2020 or through September 30, 2021, nor any material declines in revenue associated with potential declines in our customers' revenues. Out of an abundance of caution, we did undergo a reduction of force of approximately 9% of our total workforce, but we are now hiring and we have continued to increase our headcount, period-over-period since those terminations. Through September 2021, we have experienced headwinds in our lead generation activities due to COVID-19-related cancellation or postponement of trade shows and conferences, which are channels we have historically utilized as part of our go-to-market strategy. While we believe these headwinds have negatively impacted our growth rates throughout 2020 and 2021, we have shifted our lead-generation activities to increase our focus on inbound and outbound channels which has driven substantial growth in customer locations under subscription and revenue over the same periods.
We anticipate that the overall demand for our platform will continue to grow as SMBs learn about the benefits of the platform through marketing and education efforts, observe the benefits of our platform through demonstration, and through word of mouth as peers increase their adoption of the platform. Further, we see potential for an increase in demand for our platform over time as more organizations globally transition to remote work, which may result in increased reliance on our platform to digitize communications processes previously performed in office settings.
Key Business Metrics
In addition to our GAAP financial information, we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	September 30,
	2021	2020
Number of locations (at period end)	22,553	17,244
Dollar-based net retention rate	104%	102%
Dollar-based gross retention rate	93%	91%
Number of Locations
We believe the number of locations provides us an indicator of our market penetration, the growth of our business and our potential future business opportunities. We measure locations as the total number of customer locations under subscription active on the Weave platform as of the end of each month. A single organization or customer with multiple divisions, segments, offices or subsidiaries is counted as multiple locations if they have entered into subscriptions for each location.
Dollar-Based Net Retention Rate
We believe our dollar-based net retention rate, or NRR, provides insight into our ability to retain and grow revenue from our customer locations, as well as their potential long-term value to us. For retention rate calculations, we use adjusted monthly revenue, or AMR, which is calculated for each location as the sum of (i) the subscription component of revenue for each month and (ii) the average of the trailing-three-month recurring payments revenue. Since payments revenue represents the revenue we recognize on payment processing volume, which is reported net of transaction processing fees, we believe the three-month average appropriately adjusts for short-term fluctuations in transaction volume. To calculate our NRR, we first identify the cohort of locations, or the Base Locations, that were active in a particular month, or the Base Month. We then divide AMR for the Base Locations in the same month of the subsequent year, or the Comparison Month, by AMR in the Base Month to derive a monthly NRR. AMR in the Comparison Month includes the impact of any churn, revenue contraction, revenue expansion, and pricing changes, and by definition does not include any new customer locations under subscription added between the Base Month and Comparison Month. We derive our annual NRR as of any date by taking a weighted average of the monthly net retention rates over the trailing twelve months prior to such date.
Dollar-Based Gross Retention Rate
We believe our dollar-based gross retention rate, or GRR, provides insight into our ability to retain our customers, allowing us to evaluate whether the platform is addressing customer needs. To calculate our GRR, we first identify the cohort of locations, or the Base Locations, that were under subscription in a particular month, or the Base Month. We then calculate the effect of reductions in revenue from customer location terminations by measuring the amount of AMR in the Base Month for Base Locations still under subscription twelve months subsequent to the Base Month, or Remaining AMR. We then divide Remaining AMR for the Base Locations by AMR in the Base Month for the Base Locations to derive a monthly gross retention rate. We calculate GRR as of any date by taking a weighted average of the monthly gross retention rates over the trailing twelve months prior to such date. GRR reflects the effect of customer locations that terminate their subscriptions, but does not reflect changes in revenue due to revenue expansion, revenue contraction, or addition of new customer locations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States, or GAAP, we use free cash flow, free cash flow margin and Adjusted EBITDA, which are non-GAAP financial measures, to enhance the understanding of our GAAP financial measures, evaluate growth trends, establish budgets and assess operating performance. These non-GAAP financial measures should not be considered by the reader as substitutes for, or superior to, the financial statements and financial information prepared in accordance with GAAP. See below for a description of these non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net cash used in operating activities	$(3,274)	$(2,300)	$(10,317)	$(15,073)
Net cash used in investing activities	$(3,115)	$(470)	$(7,659)	$(2,165)
Net cash provided by (used in) financing activities	$4,284	$(883)	$2,669	$(3,492)
Free cash flow	$(6,389)	$(2,770)	$(17,976)	$(17,238)
Net cash used in operating activities as a percentage of revenue	(11)%	(11)%	(12)%	(27)%
Free cash flow margin	(21)%	(13)%	(21)%	(31)%
Net loss	$(14,220)	$(10,404)	$(37,622)	$(31,035)
Adjusted EBITDA	$(9,104)	$(4,964)	$(23,603)	$(18,603)
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash used in operating activities, less purchases of property and equipment and capitalized internal-use software costs, and free cash flow margin as free cash flow as a percentage of revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors, even if negative, as they provide information about the amount of cash consumed by our combined operating and investing activities. For example, as free cash flow has been negative, we have needed to access cash reserves or other sources of capital for these investments.
Adjusted EBITDA

EBITDA is defined as earnings before interest expense, provision for taxes, depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and does not include depreciation on phone hardware provided to our customers. We further adjust EBITDA to exclude equity-based compensation expense, a non-cash item. We believe that adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash equity-based compensation expense. Therefore, adjusted EBITDA does not reflect the non-cash impact of equity-based compensation expense or working capital needs, that will continue for the foreseeable future. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$30,302	$21,388	$84,031	$56,123

Net cash used in operating activities	$(3,274)	$(2,300)	$(10,317)	$(15,073)
Less: Purchase of property and equipment	(2,292)	(349)	(5,730)	(1,138)
Less: Capitalized internal-use software	(823)	(121)	(1,929)	(1,027)
Free cash flow	$(6,389)	$(2,770)	$(17,976)	$(17,238)
Net cash used in investing activities	$(3,115)	$(470)	$(7,659)	$(2,165)
Net cash provided by (used in) financing activities	$4,284	$(883)	$2,669	$(3,492)
Net cash used in operating activities as a percentage of revenue	(11)%	(11)%	(12)%	(27)%
Free cash flow margin	(21)%	(13)%	(21)%	(31)%
Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net loss	$(14,220)	$(10,404)	$(37,622)	$(31,035)
Interest on outstanding debt	303	274	876	792
Tax expense (benefit)	—	—	—	—
Depreciation(1)	620	390	1,583	1,133
Amortization(2)	239	77	513	426
Equity-based compensation	3,954	4,699	11,047	10,081
Adjusted EBITDA	$(9,104)	$(4,964)	$(23,603)	$(18,603)
______________
(1)    Does not include depreciation on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. These subscription arrangements have contractual terms of month to month. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we offer pricing concessions that apply ratably over the twelve-month subscription plan. As of September 30, 2021, approximately 42% of customer locations elected annual prepayments (approximately 41% as of September 30, 2020). Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred. Recurring revenue on subscriptions, excluding Weave Payments and hardware, accounted for 90% and 90% for the three months ended September 30, 2021 and 2020, respectively, and 90% and 92% of our revenue for the nine months ended September 30, 2021 and 2020, respectively.
In addition, we provide payment processing services and receive a revenue share from a third-party payment facilitator on transactions between our customers that utilize our payments platform and their end consumers. These payment transactions are generally for services rendered at customers’ business location via credit card terminals or through “Text-to-Pay” functionality. As we act as an agent in these arrangements, revenue from payments services is recorded net of transaction processing fees and is recognized when the payment transactions occur.
We also collect non-recurring installation fees for onboarding customers, the revenue for which is recognized upon completion of the installation. In the first quarter of 2020, we launched a nationwide installation program, or the Installation Program, and began encouraging all new customers to use an on-site technician to configure phone hardware, install our platform and assist with network upgrades recommended to optimize platform performance. While the Installation Program increased our revenue in 2020, it also increased our onboarding costs substantially. This program was phased out during the third quarter of 2021, resulting in limited impact to revenue and cost of revenue, with the program being fully discontinued as of September 30, 2021. Following this change, our customers now engage third-party independent contractors to configure hardware, install software and assist with upgrades, for which we do not derive any revenue.
Cost of Revenue

Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs, depreciation of phone hardware provided to customers, fees to application providers, voice connectivity and messaging fees and amortization of internal-use software development costs. Indirect costs included in costs of revenue include fees paid to third-party independent contractors as part of the Installation Program and personnel-related expenses, such as salaries, benefits, bonuses, and equity-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense.
The launch of the Installation Program in the first quarter of 2020 resulted in a substantial increase in onboarding costs. Prior to launching this program, our employees provided limited installation assistance remotely from our corporate headquarters.
As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that the dollar amount of our cost of revenue will continue to increase in do. However, our cost of revenue has been and will continue to be affected by a number of factors including increased regulatory fees on texting and phone calls, the number of phones provided to customers, our equity-based compensation expense, and the timing of the amortization of internal-use software development costs, which could cause it to fluctuate as a percentage of revenue in future periods.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, equity-based compensation and sales commissions. Operating expenses also include allocated overhead costs for facilities and shared IT-related expenses, including depreciation expense.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses and equity-based compensation. Sales commissions paid on new subscriptions are deferred and amortized over the expected period of benefit which is determined to be three years. Marketing expenses consist of lead generating and other advertising activities, such as our Business Growth Summit and the costs of traveling to and attending trade shows.
We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As in-person events and conferences return to activity, we will experience an increase in marketing expenses but expect total sales and marketing expenses to decrease as a percent of revenue over time.
Research and Development
Research and development expenses include software development costs that are not eligible for capitalization and support our efforts to ensure the reliability, availability and scalability of our solutions. Our platform is software-driven, and its research and development teams employ software engineers in the continuous testing, certification and support of our platform and products. Accordingly, the majority of our research and development expenses result from employee-related costs, including salaries, benefits, bonuses, equity-based compensation and costs associated with technology tools used by our engineers.
We expect that our research and development expenses will increase as our business grows, particularly as we incur additional costs related to continued investments in our platform and products. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, and the amount capitalized may fluctuate significantly from period to period.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance and other corporate expenses.
As a result of our initial public offering (IPO), we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
In addition, in November 2021, our compensation committee approved, contingent upon the completion of this offering, the grant of a total of 171,075 restricted stock units to employees at an estimated preliminary aggregate fair value of approximately $4.1 million. The grant date fair value is based on the number of RSUs multiplied by the $24 IPO issuance price.
Interest Expense
Interest expense results primarily from interest payments on our borrowings and interest on capital lease obligations. Interest on borrowings is based on a floating per annum rate at specified percentages above the prime rate. Interest on capital leases is based on our incremental borrowing rate at the time the agreements are initiated.
Other Income
Other income consists primarily of interest income earned on our cash and cash equivalents.
Provision for (Benefit from) Income Taxes
We have not disclosed a provision for income taxes as we have only been subject to immaterial state and local taxes. In addition, we maintain a full valuation allowance against our U.S. and foreign deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$30,302	$21,388	$84,031	$56,123
Cost of revenue (1)	12,868	9,214	35,693	24,503
Gross profit	17,434	12,174	48,338	31,620

Operating expenses:
Sales and marketing (1)	16,021	8,882	42,475	28,699
Research and development (1)	6,195	5,414	19,902	14,354
General and administrative (1)	9,131	8,024	22,717	19,048
Total operating expenses	31,347	22,320	85,094	62,101
Loss from operations	(13,913)	(10,146)	(36,756)	(30,481)

Other income (expense):
Interest expense	(303)	(274)	(876)	(792)
Other income (expense)	(4)	16	10	238
Net loss	$(14,220)	$(10,404)	$(37,622)	$(31,035)
______________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$139	$76	$418	$220
Sales and marketing	693	153	1,504	471
Research and development	575	496	2,991	1,163
General and administrative	2,547	3,974	6,134	8,227
Total equity-based compensation	$3,954	$4,699	$11,047	$10,081
Equity-based compensation expense for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020 included $0.0 million, $2.5 million, $3.4 million, and $6.7 million, respectively, of compensation expense related to amounts paid in excess of the estimated fair value of the common stock in secondary sales of common stock. See Note 10 for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	42	43	42	44
Gross profit	58	57	58	56

Operating expenses:
Sales and marketing	53	42	51	51
Research and development	20	25	24	26
General and administrative	30	38	27	34
Total operating expenses	103	104	101	111
Loss from operations	(46)	(47)	(44)	(54)

Other income (expense):
Interest expense	(1)	(1)	(1)	(1)
Other income (expense)	—	—	—	—
Net loss	(47)%	(49)%	(45)%	(55)%
Comparison of the Three Months Ended September 30, 2021 to September 30, 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue	$30,302	$21,388	$8,914	42%
Revenue increased by $8.9 million or 42% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Of the total increase, approximately $7.7 million or 86% was attributable to new customers acquired subsequent to September 30, 2020, and 14% or $1.2 million was attributable to existing customers under subscription as of September 30, 2020. Customer locations totaled 22,553 as of September 30, 2021. This growth represents a 31% increase over the 17,214 locations we had as of September 30, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$12,868	$9,214	$3,654	40%
Gross margin	58%	57%
The dollar amount increase in cost of revenue was primarily due to an increase of $1.7 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers, and a personnel-related cost increase of $2 million as a result of increased support and onboarding headcount needed to support the growth of our business and related infrastructure.
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$16,021	$8,882	$7,139	80%
The increase in sales and marketing expenses was primarily attributable to an increase of $4.4 million in personnel-related expenses driven by increased headcount, $2 million increase in advertising costs particularly due to increased digital lead generation efforts, and a $0.7 million increase in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure.
Research and Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$6,195	$5,414	$781	14%
The dollar amount increase in research and development expenses was due primarily to an increase of $1.3 million in personnel-related costs driven by higher headcount directly engaged in developing new product offerings, $0.1 million in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure. An additional $0.7 million in capitalized internally developed software resulting in a reduction of expense in the three months ended September 30, 2021.
General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$9,131	$8,024	$1,107	14%
The dollar amount increase in general and administrative expenses was primarily due to increases of $0.5 million in computer and office supplies, $0.3 million in professional fees and overhead, and $0.3 million in employee relations and development.
Interest Expense and Other Income, Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Interest expense and other income, net	$307	$258	$49	19%
The increase is due to additional interest expense related to an increased number of phone hardware capital lease agreements.
Provision for Income Taxes
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in 2020. As a result, we have a full valuation allowance against our net deferred tax assets, including NOL carryforwards. We expect to maintain a full valuation allowance for the foreseeable future.
Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue	$84,031	$56,123	$27,908	50%
Revenue increased by $27.9 million, or 50% from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Of the total increase, approximately $17.3 million or 62% was attributable to new customer locations acquired subsequent to September 30, 2020, and approximately $10.5 million or 38% was attributable to existing customer locations under subscription as of September 30, 2020. The number of customer locations under subscription totaled 22,553 as of September 30, 2021, a 31% increase over the 17,214 customer locations under subscription as of September 30, 2020.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$35,693	$24,503	$11,190	46%
Gross margin	58%	56%
The dollar amount increase in cost of revenue was due primarily to an increase of $6.7 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers, $1.4 million in amortization of phone hardware and $0.8 million in fees paid to third-party independent contractors in connection with the Installation Program. The increase was also attributable to higher personnel-related costs of $2.6 million and higher allocated overhead costs of $1.1 million as a result of increased overall costs to support the growth of our business and related infrastructure.
Gross margin increased 2 percentage points from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we incurred increased expenses associated with the launch of the Installation Program, fees paid to application providers, and cloud infrastructure costs. During the nine months ended September 30, 2021 these costs decreased resulting in an improved gross margin.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$42,475	$28,699	$13,776	48%
The dollar amount increase in sales and marketing expenses was primarily attributable to an increase of $8.1 million in personnel-related expenses driven by higher average headcount, $4.2 million in advertising fees, and $1.5 million in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure. Sales and marketing expenses as a percentage of revenue declined over the same period due to uncertainties relating to the COVID-19 pandemic.
Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and Development	$19,902	$14,354	$5,548	39%
The dollar amount increase in research and development expenses was due primarily to an increase of $5.3 million in personnel-related costs driven by higher headcount directly engaged in developing new product offerings, $0.6 million in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure, and $0.2 million in professional consulting fees. An additional $0.6 million in capitalized internally developed software resulted in a reduction of the amount of expense for the nine months ended September 30, 2021.
General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$22,717	$19,048	$3,669	19%
The dollar amount increase in general and administrative expenses was primarily due to an increase of $1.2 million in personnel-related expenses driven by a higher average headcount, $1.1 million in dues and subscriptions, $0.5 million in expenses related overhead allocation costs, $0.4 million in employee relations and development, and $0.5 million related to state and federal tax requirements.
Interest Expense and Other Income, Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Interest expense and other income, net	$866	$554	$312	56%
Interest expense increased by $0.1 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to an increase in capital lease agreements executed. Interest income decreased by $0.2 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due to reductions in interest rates and a decreasing balance of cash and cash equivalents.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock, cash generated from the sale of subscriptions to our platform, and our bank borrowings. We have generated losses from our operations as reflected in our accumulated deficit of $167.8 million as of September 30, 2021 and negative cash flows from operating activities for the period then ended. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
Our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $24.4 million as of September 30, 2021.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $28.4 million of deferred revenue recorded as a current liability as of September 30, 2021. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities and amounts available under our senior secured term loan facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(10,317)	$(15,073)
Net cash used in investing activities	(7,659)	(2,165)
Net cash provided by (used in) financing activities	2,669	(3,492)
Operating Activities
For the nine months ended September 30, 2021, cash used in operating activities was $10.3 million, primarily consisting of our net loss of $37.6 million adjusted for non-cash charges of $26.9 million, and net cash inflows of $0.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $10.0 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings; a $2.3 million increase in accounts receivable due to an increase in customers and revenue; and an increase in prepaid expenses of $1.5 million. These amounts were partially offset by a $5.6 million increase in deferred revenue due to our prepay arrangements with our customers, an increase in accounts payable and accrued liabilities of $5.5 million, and an increase in deferred rent of $3.1 million.
For the nine months ended September 30, 2020, cash used in operating activities was $15.1 million, primarily consisting of our net loss of $31.0 million, adjusted for non-cash charges of $22.0 million, and net cash outflows of $6.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $7.1 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings, a $1.8 million increase in accounts receivable due to an increase in customers and revenue, a decrease in accounts payables and accrued liabilities of $1.0 million, and a decrease in prepaid expenses of $1.1 million. These amounts were partially offset by a $5.0 million increase in deferred revenue due to our prepay arrangements with our customers.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $7.7 million, primarily due to furniture, equipment and leasehold improvements of $5.7 million on our new corporate headquarters, which we occupied beginning the first quarter of 2021. Additional investing cash flow activities included purchases of employee equipment and personnel-related costs capitalized as internal-use software development of $1.9 million.
Cash used in investing activities for the nine months ended September 30, 2020 was $2.2 million, due to furniture, equipment and leasehold improvements of $1.1 million for our corporate headquarters. Additional investing cash flow activities included purchases of employee equipment and personnel-related costs capitalized as internal-use software development of $1.0 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2021 was $2.7 million, primarily due to cash proceeds from employee stock option exercises of $3.2 million and net proceeds from our line of credit of $6.0 million, which was then largely offset by payments on capital lease obligations of $5.8 million and payments on deferred offering costs of $0.7 million.
Cash used in financing activities for the nine months ended September 30, 2020 was $3.5 million, primarily as a result of principal payments on capital lease obligations of $4.2 million, partially offset by cash proceeds from employee stock option exercises of $0.7 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in the Prospectus.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information. We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of September 30, 2021.
Silicon Valley Bank Credit Facility
As of December 31, 2020 and through August 2021, we carried a $4 million note payable, which bears interest at the greater of prime rate plus 0.75% and 5.50%. The note payable required interest-only payments through September 2021, followed by 36 monthly principal payments of $111,111 plus interest. As of June 30, 2021 the full $4 million note payable was still outstanding. Along with the note payable, Silicon Valley Bank provided us with a $10 million revolving line of credit, bearing interest at the greater of prime rate plus 0.5% and 5.25%. As of December 31, 2020 and as of June 30, 2021, we had not taken any advances on the line of credit and the full $10 million was available for borrowing.
In August 2021, we amended our agreement with Silicon Valley Bank (“SVB”) to increase the revolving line of credit from $10 million to $50 million. The total borrowing capacity is subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of our agreement with SVB, the $4 million note payable was converted to a deemed advance on the line of credit. In connection with this transaction, we drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. We are required to pay an annual fee of $0.13 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. This amended agreement includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. As of September 30, 2021, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Other than the policies discussed in Note 2, “Summary of Significant Accounting Policies,” in the Company’s notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its Prospectus as of December 31, 2020.
Recently Adopted Accounting Pronouncements
See the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Recently Adopted” and “—Accounting Pronouncements Not Yet Adopted” in Note 2 to our condensed consolidated financial statements for more information.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups (JOBS) Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of this offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our cash and cash equivalents consist of cash on deposit and highly liquid money market accounts. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of December 31, 2020 the company had $4 million note payable bearing interest at the greater of Prime Rate plus 0.75% or 5.50%. In August 2021, the Company restructured its debt agreement and as of September 30, 2021 had a $10 million outstanding balance on the new line of credit with an interest rate of the greater of Prime Rate plus 0.25% or 3.50%. Increases in Prime Rate would increase the interest rate on these borrowings.
Foreign Currency Exchange Risk
The vast majority of our customer subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in Canadian dollars. A small portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and the Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our Prospectus, in connection with the preparation and audit of our consolidated financial statements, material weaknesses were identified in internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with its accounting and financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience and training to appropriately analyze, record, review and disclose accounting impacts of the application of US GAAP within the consolidated financial statements to more complex transactions and commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:
•We did not maintain effective controls related to the timely identification, understanding, assessment, application of accounting requirements, and recognition of certain complex transactions related to the determination of the capitalization of costs to fulfill a contract and the valuation of common stock options.
These material weaknesses resulted in the misstatement of our cost of revenue, deferred contract acquisition costs, stock-based compensation expense, additional paid-in capital, and related disclosures, which were corrected prior to the issuance of our consolidated financial statements for the year ended December 31, 2020. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:
•Hiring additional finance and accounting personnel to bolster the accounting capabilities and capacity, and to establish and maintain internal control over financial reporting;
•Engaging external consultants as an additional accounting documentation preparation resource and an additional level of review for more complex accounting matters including, but not limited to stock-based compensation, debt/equity transactions, revenue recognition, and implementations of new accounting pronouncements;

•Engaging an external advisor to assist with further evaluating, designing and documenting the design and operating effectiveness of our internal controls over financial reporting and assist with the remediation of deficiencies, as necessary;

•Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting;

We are remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ended December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate to continue to expend, significant resources, including accounting-related costs and significant management oversight.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A.  Risk Factors
You should carefully consider the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
Risk Factors Summary
•We have a history of losses and we may not achieve or sustain profitability in the future.
•Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.

•We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could suffer.
•We focus on serving SMBs and are subject to risks associated with serving small businesses.
•The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance.
•Our quarterly results may fluctuate, and if we fail to meet securities analysts’ and investors’ expectations, then the trading price of our common stock and the value of your investment could decline substantially.
•If we are not able to maintain and enhance our brand and increase market awareness of our company, platform and products, then our business, results of operations and financial condition may be adversely affected.
•The market for our platform and products is still relatively new and evolving, may decline or experience limited growth and is dependent in part on businesses continuing to adopt our platform and use our products.
•We may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.
•If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.
•The market in which we participate is intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
•If we do not develop enhancements to our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.
•Breaches of our applications, networks or systems, or those of Google Cloud Platform, or GCP, or our service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
•Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
•Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
•We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
Risks Related to our Business and our Industry
The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our platform and products and conduct our business operations. While the duration and severity of the COVID-19 outbreak and the degree and duration of its impact on our business continues to be uncertain and difficult to predict, compliance with social distancing and shelter-in-place measures have impacted our day-to-day operations. Like many other companies, including our customers and prospective customers, we reduced our headcount and our employees transitioned to working from home and restricted business travel. Additionally, one of our significant sales channels, trade shows and other industry events, were canceled or postponed, or shifted to virtual-only experiences, and we had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events.
The continued spread of COVID-19 has had a disproportionate adverse impact on small and medium-sized businesses, or SMBs, as compared to larger companies. Since the vast majority of our customers are small businesses, we experienced a slowdown in new customer acquisition the first half of 2020, followed by a recovery and return to growth in subsequent periods. Despite widespread vaccination efforts in the United States, COVID-19 could still have an adverse impact on our customers and their clients. For example, new COVID-19 variants have emerged, including the Delta and Omicron variants, which appear to be among the most transmissible variants to date, which continue to spread throughout the United States. The impact of the Delta and Omicron variants and any future variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators.

The continuing COVID-19 crisis and related economic uncertainty could also potentially result in reduced customer demand and willingness to enter into or renew subscriptions with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. We may also experience impact from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription renewals, or reducing budgets. In addition, a majority of our customers are on monthly subscription arrangements with us and could terminate their subscriptions on short notice. If potential customers determine not to enter into subscriptions or defer subscribing to our platform, or if customers terminate or fail to renew their subscriptions, fail to pay us or reduce their spending with us, our revenue may grow more slowly or decline, we may be unable to collect amounts due and we may incur costs in enforcing the terms of our contracts.
Furthermore, on September 9, 2021, President Biden announced that he has directed The Department of Labor's Occupational Safety and Health Administration (“OSHA”) to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On November 4, 2021, OSHA issued the ETS, which requires employers with 100 or more employees to develop, implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing and wear a face covering at work. The ETS and the executive order are effective as of January 4, 2022. On November 12, 2021, the U.S. Court of Appeals for the Fifth Circuit granted a motion to stay OSHA’s ETS and ordered that OSHA take no further steps to implement or enforce the ETS until a further court order. Due to the pending litigation, OSHA has suspended activities related to the implementation and enforcement of the ETS pending future developments. It is currently not possible to predict with certainty the impact the executive order, any potential additional vaccine mandates, or OSHA’s ETS will have on our workforce or results of operations and financial condition.
In addition, to the extent our customers continue to support a fully or partially remote workforce and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain and demand for telecommunications infrastructure, including our voice and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our cloud infrastructure and network service providers have had some outages which resulted in limited disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities had announced that during the COVID-19 pandemic, telecommunications operators’ implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Additionally, while we have not experienced supply shortages during the COVID-19 pandemic, in recent periods there have been a global shortage of semiconductor chips due in part to the COVID-19 pandemic, which could result in future delays in the production of the phones used on our platform or the point of sale devices used for Weave Payment. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under certain of our agreements and otherwise harm our business, results of operations and financial condition.
While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic on our business, we cannot predict the ultimate impact of the COVID-19 pandemic on our business or be sure that our efforts to mitigate the impact will be successful. The impact of the COVID-19 pandemic on our business will depend, among other things, on the duration and severity of the pandemic, the emergence of new COVID-19 variants, the effectiveness and availability of vaccines that are effective against the prevalent COVID-19 variants, the impact of further shelter-in-place or other government restrictions that may be imposed, and the effect of these developments on our customers’ businesses.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $45.7 million and $79.9 million during the years ended December 31, 2019 and 2020, respectively, and $84.0 million for the nine months ended September 30, 2021. As of the end of each of those periods, customer locations under subscription were approximately 13,100, 18,500 and 22,500, respectively. Additionally, our number of employees (including both full- and part-time employees) has increased significantly over the last few years, from 297 employees as of December 31, 2018 to 657 employees as of December 31, 2020, and to 907 employees as of September 30, 2021. We have also experienced high levels of employee turnover, particularly in our customer service and success organization, over the last two quarters. During this period, we also expanded operations outside the United States with our entry into markets in Canada and establishment of development operations in India.
Although we have recently experienced significant growth in our revenue and number of customers, even if our revenue and number of customers continue to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business and as we achieve higher penetration rates in our existing vertical markets. Overall growth of our revenue and number of customers depends on a number of factors, including our ability to:
•price our products and services effectively to attract new customers and increase sales to our existing customers;

•manage the effects of the COVID-19 pandemic on our business and operations;
•expand the functionality and scope of the products we offer on our platform;
•maintain the rates at which customers subscribe to, and adopt additional products, such as Weave Payments, to extend their use of, our platform, and retain our existing customers;
•hire new sales personnel to support our growth, and reduce the time for new personnel to achieve desired productivity levels;
•provide our customers with high-quality customer support that meets their needs;
•introduce our platform and products to new markets, including to markets outside of the United States;
•serve SMBs across a wide cross-section of vertical industries, such as those within healthcare and home services and to increase the number of vertical industries we serve;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and

•increase awareness of our brand and successfully compete with other companies.
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, due to our recent rapid growth, we have limited experience operating at our current scale and potentially at a larger scale, and as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties that we use to plan and operate our business are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may decline and our business would by adversely impacted.
If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.
Our ability to attract new customers, retain existing customers and increase use of the platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, the perceived value of our platform and the features and functionality it offers and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
A majority of our customers pay their subscription on a monthly basis, while a significant and increasing percentage of our customers pay their subscriptions on an annual basis. Our customers have no obligation to renew their subscriptions after their subscription term expires. As a result, even though the number of customers using our platform has grown rapidly in recent periods, there can be no assurance that we will be able to retain these customers. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices or contract breaches. We have historically experienced customer turnover as a result, in part, of our customers being SMBs, which as a category, are more susceptible than larger businesses to general economic conditions, consolidation with other businesses and other risks affecting their businesses.
In addition to attracting new customers and retaining existing customers, we seek to expand usage of our platform by broadening adoption by our customers of the various products available on our platform. We cannot be certain that we will be successful in increasing adoption of additional products by our existing customers. Our ability to increase adoption of our products by our customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing and our ability to demonstrate the value proposition of our products. Our costs associated with renewals and generating sales of additional products to existing customers are substantially lower than our costs associated with entering into subscriptions with new customers. Accordingly, our business model relies to a significant extent on our ability to renew subscriptions and sell additional products to existing customers, and, if we are unable to retain revenue from existing customers or to increase revenue from existing customers, our operating results would be adversely impacted even if such lost revenue were offset by an increase in revenue from new customers.
We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could suffer.

We have significantly expanded our business and operations, and our business strategy contemplates that we will significantly expand our business and operations in the future. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, retain and manage our workforce. These improvements will require significant investments in, among other things, sales and marketing, customer support, technology infrastructure, regulatory compliance and risk management and general and administrative functions. These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, or if we encounter difficulties in managing a growing number of customers, our business, financial position and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term. Risks that we face in undertaking future expansion include:
•effectively recruiting, integrating, training, and motivating a large number of new employees, including our customer services representatives and direct sales force, while retaining existing employees and reducing the rate of employee turnover, maintaining the beneficial aspects of our corporate culture, and effectively executing our business plan;
•successfully improving and expanding the capabilities of our platform and introducing new products and services;
•being able to expand our installer partner ecosystem;
•controlling expenses and investments in anticipation of expanded operations; and
•managing the expansion of operations in the United States and in additional countries in the future, which will place additional demands on our resources and operations.
We focus on serving SMBs and are subject to risks associated with serving small businesses.
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. SMBs often have higher rates of business failures. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. The COVID-19 pandemic has adversely effected economies and financial markets globally, which have particularly impacted many SMBs. SMBs are also typically less able to make technology-related decisions based on factors other than price. These factors may make us more susceptible to economic downturns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
We face risks in targeting medium-sized businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could suffer.
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses. As we target a portion of our sales efforts to larger and multi-location businesses, we may incur higher costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location businesses may require us to invest more time educating potential customers about the benefits of our subscriptions. In addition, larger and multi-location businesses may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements, or SLAs, or other contractual terms that may introduce additional risk. To date, there has not been a material failure to meet our service-level commitments, and we do not currently have any material liabilities accrued on our consolidated balance sheets for such commitments. Our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $32.1 million, $40.4 million and $37.6 million in 2019 and 2020 and for the nine months ended September 30, 2021, respectively. We had an accumulated deficit of $167.8 million as of September 30, 2021. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
•sales and marketing, including the continued expansion of our direct sales organization and marketing programs and expanding our programs directed at increasing our brand awareness among current and new customers;
•investments in our customer support teams;
•improvements in regulatory compliance and risk management, including security and data protection;
•investments in our engineering team and the development of new products, features and functionality and enhancements to our platform, including developing the features and functionality required by new vertical markets that we choose to address in the future;
•expansion of our operations and technology infrastructure;
•international expansion; and
•general administration, including legal, accounting and other expenses related to being a public company.
These investments may not result in increased revenue or growth of our business. We also expect that our revenue growth rate will decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, then our business, results of operations and financial condition would be adversely affected.
Our quarterly results may fluctuate, and if we fail to meet securities analysts’ and investors’ expectations, then the trading price of our common stock and the value of your investment could decline substantially.
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, and may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:
•the impact of COVID-19 on our customers, our pace of hiring and the U.S. economy in general;
•our ability to retain and increase revenue from existing customers and attract new customers;
•our ability to introduce new products and enhance existing products;

•our success in penetrating new vertical markets;
•competition and the actions of our competitors, including pricing changes and the introduction of new products, services and geographies;
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally;
•changes in network service provider fees that we pay in connection with the delivery of communications on our platform;
•changes in cloud infrastructure fees that we pay in connection with the operation of our platform;
•changes in our pricing as a result of our optimization efforts or otherwise;
•the rate of expansion and productivity of our sales force;
•change in the mix of products that our customers use;
•increases in revenue from outside the United States;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business, including investments in research and development of new features and functionality for our platform, products and services, our international expansion and additional systems and processes;
•costs associated with defending and resolving intellectual property infringement and other claims;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products on our platform;
•expenses in connection with mergers, acquisitions or other strategic transactions and the follow-on costs of integration;
•the timing of customer payments and any difficulty in collecting accounts receivable from customers;
•general economic conditions that may adversely affect a prospective customer’s ability or willingness to adopt our products, delay a prospective customer’s adoption decision, reduce the revenue that we generate from subscriptions to our platform and use of our products or affect customer retention;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our loss and margins in the short term. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
If we are not able to maintain and enhance our brand and increase market awareness of our company, platform and products, then our business, results of operations and financial condition may be adversely affected.

We believe that maintaining and enhancing our brand identity and increasing market awareness of our company, platform and products are critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products and support and our ability to successfully differentiate our platform and products from competing offerings. Our brand promotion activities may not be successful or yield increased revenue.
As we seek to expand our customer base by targeting additional vertical markets in the future, we will need to establish brand awareness in new markets in which we have not historically had a presence. Although we have invested in promoting our brand generally, we may not have significant brand awareness in these new markets, and will need to make additional investments to expand awareness of our brand in the new vertical markets we seek to address. In addition, as we seek to expand our reach internationally, we will need to invest in establishing awareness of our brand in new international markets.
From time to time, our customers have complained about our platform and products, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our products. In addition, many of our customers post and discuss on social media about internet-based products and services, including our platform and products. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our platform or products upset these customers, then their online commentary could negatively affect our brand, reputation and customer trust. Complaints or negative publicity about us, our platform or products could adversely impact our ability to attract and retain customers, our business, results of operations and financial condition.
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, we have limited ability to attend trade shows and similar industry events, which have been a significant source of our customer pipeline in periods prior to the start of the pandemic. It is likely that we will have a mix of virtual and in-person trade show or other industry events in the near future and overall a smaller number of in-person events than we attended prior to the COVID-19 pandemic. We have typically relied on trade shows, industry events and other in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may have to lower our prices to compete and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
The market for our platform and products is still relatively new and evolving, may decline or experience limited growth and is dependent in part on businesses continuing to adopt our platform and use our products.
We believe that our future success will depend in part on the growth, if any, and evolution of the market for a platform that enables SMBs to communicate and engage with their customers. The utilization of a platform by SMBs to communicate and engage with their customers is still relatively new, and SMBs may not recognize the need for, or benefits of, our platform and products. SMBs may decide to adopt alternative products and services to satisfy their communications and customer engagement needs. In order to grow our business and extend our market position, we intend to focus on educating SMBs about the benefits of our products and platform, expanding the functionality of our platform and products and bringing new technologies to market to increase market acceptance and use of our platform and to address additional markets. Our ability to expand the market that our platform and products address depends upon a number of factors, including the cost, performance and perceived value associated with our platform and products. The market for our platform and products could fail to grow significantly or there could be a reduction in demand for our platform and products as a result of a lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our platform and products decreases, then our business, results of operations and financial condition could be adversely affected.
We may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.
Our future growth and profitability depend, in part, upon our continued expansion within the healthcare vertical markets, such as dentistry, optometry and veterinary, where our revenue is concentrated, as well as our ability to penetrate new vertical markets, such as home services.
Our expansion into new vertical markets also depends upon our ability to adapt our existing platform and develop additional features and functionality to meet the particular needs of each new vertical market. For example, home services providers may require greater mobile functionality than customers in other vertical markets. Other new vertical markets may require additional functionality to address regulatory considerations. For example, in our existing vertical markets such as dentistry and optometry, we had to expend significant time and resources to address the strict patient and other privacy regulations associated with those industries. We may not have adequate financial or technological resources to develop effective and secure enhancements to our platform and new products that will satisfy the demands of these new vertical markets. In addition, we will need to make sales and marketing investments to increase awareness of our platform and products in new vertical markets in which we have not historically had a presence. Further, as positive references from existing customers are vital to expanding into new vertical and geographic markets within the home services economy, any dissatisfaction on the part of existing customers may harm our brand and reputation and inhibit market acceptance of our platform and products.
As part of our strategy to expand into new vertical markets, we may look for acquisition opportunities and partnerships that will allow us to enhance our offerings and distribution channels for those verticals and increase our market penetration. We may not be able to successfully identify suitable acquisition or partnership candidates in the future, and if we do, they may not provide us with the benefits we anticipated.
Penetrating new vertical markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to expand into new vertical markets and increase our penetration into existing vertical markets, we may not be able to continue to grow our revenue. Moreover, we will need to make investments to enter new markets in advance of deriving revenue from those markets, and, if we are unable to derive incremental revenue from new vertical markets in which we make investments to earn an adequate return on our investments, our business and results of operations will suffer. In addition, we cannot be sure that the time periods that have been required historically to identify, evaluate, develop and launch new product offerings to address specific vertical markets will be representative of the time that will be required to address new vertical markets in the future. Delays in addressing vertical markets may result in an increase in the investment required to address these markets, delay our ability to derive revenue from these markets and adversely affect our ability to address those markets if other companies are able to address those markets with competitive offerings before we are able to do so.
If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. As a result of COVID-19, our in-person lead generation and marketing efforts have largely halted, but we anticipate rebalancing our marketing spend to account for the resumption of in-person business development activities. To the extent that trade shows and other in-person lead generation activities resume, there can be no assurance that those activities will attract new customers in a cost-effective manner.

We will incur marketing expenses before we are able to recognize any revenue that the lead generation and marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot guarantee that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.
If we are unable to develop and maintain successful relationships with integration partners, such as providers of practice management systems, or PMS, or accounting software, the value of our platform and products could decline and our results of operations and financial condition could be adversely affected.
We have entered into integration relationships with integration partners, such as providers of PMS or related solutions, and we intend to pursue such partnerships in the future. Our agreements with these partners are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain aspects of our platform and products with the systems or software that are utilized by our customers, for agreed payments to such integration partners. The success of our business strategy relies, in part, on our ability to form and maintain these alliances with such partners in order to facilitate and permit the integration of our platform and products into the systems or software used by our customers. For example, dental PMS product Dentrix provides critical functionality to our platform for a significant portion of our customer base, pursuant to a contract that provides for integration through July 2026, subject to certain conditions including third party access approval and security protocols for data protection and system integrity. Providers of these systems or software may compete with certain of the functionality offered by our platform and products, and they may in the future expand their offerings to compete more directly with our platform and products or elect to partner with our competitors. If providers of these systems or software amend, terminate or fail to perform their obligations under their agreements with us, or if they elect to prioritize developing competing offerings or developing integration with offerings of our competitors, our platform and products may no longer integrate with the systems or software of our customers, which would lower the value of our platform and products to our customers and materially and adversely affect our business results.
We may also seek to enter into new integration relationships in the future, and we may not be successful in entering into future relationships on terms favorable to us. For example, as we target expansion to the home services vertical market, we have integrated with QuickBooks, a leading accounting software platform for SMBs, to provide functionality to our platform and products that is valued by many of our customers. If we are not able to enter into similar relationships with other providers of systems or software used by our customers, the attractiveness of our products to customers may be diminished. In addition, any delay in entering into integration relationships with providers of systems or software used by our customers or potential customers could delay or impair our ability to enter new vertical markets or enhance the functionality of our platform and products, and reduce their competitiveness. Any such delay could adversely affect our business.
The market in which we participate is intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
The market for our platform and products is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, CRM, analytics and social media management, that potential customers may already use to manage their businesses and in which they have made significant investments.
The principal competitive factors in our market include platform breadth, ability to offer an all-in-one solution package, ease of deployment and use, industry-specific capabilities and workflows with best-in-class product functionality, depth of integration with leading systems of record, ability to enable differentiated customer insights and engagement, cloud-based delivery architecture, advanced payments capabilities, brand recognition and pricing and total cost of ownership. Our competitors fall into the following primary categories:
•customer interactions management solutions;

•customer experience management;
•marketing solutions;
•business intelligence;
•unified communications and telecommunications; and
•customer relationship management.
We may also face competition from the systems of record, including suppliers of PMS, that have significant market penetration and broad market acceptance in the markets that we address. Although these systems do not currently offer the broad functionality provided by our platform or products, if the providers of these systems were to seek to integrate some or all of the functionality offered by our platform or products in the future, either by integrating that functionality into their systems or through partnerships with third parties, existing or potential customers that use these systems may choose to use that functionality rather than to subscribe to our platform and products. This development could have an adverse effect on our business, operating results and financial condition.
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, sales force automation and CRM vendors could acquire or develop applications that compete with our marketing software offerings. Some of these companies have recently acquired social media marketing and other marketing software providers to integrate with their broader offerings, which may increase the competition we experience from those third parties.
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies or in vertical markets. Customers utilize our products in many ways and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use only limited functionality in our platform or products may be able to more easily replace our products with competitive offerings. In addition, some of our customers may choose to use our platform and products and our competitors’ products at the same time.
Moreover, as we expand the functionality of our platform and products to include additional solutions, address new vertical markets and enter new markets outside the United States, we may face additional sources of competition. We cannot be sure that we will compete as successfully against companies with products that offer solutions in those markets as we have to date. In addition, we cannot be sure we will compete successfully against incumbent providers of solutions with established brands and market presence as we enter new vertical markets and new markets outside the United States.
In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. Our current and potential competitors may also develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
If we do not develop enhancements to our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition would be adversely affected.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing platform and products, increase adoption and usage of our products and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, overall market acceptance, ease of use of the new product and trained customer support personnel who can assist customers with the new product. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts. In addition, adoption of new products or enhancements may put additional strain on our customer support and success teams, which could require us to make additional expenditures related to further hiring and training. We also may invest in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. If we are unable to successfully enhance our existing platform and products to meet evolving customer requirements, increase adoption and usage of our products or develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
Any failure to offer high quality customer service and support may adversely affect our relationships with our customers and prospective customers, and adversely affect our business, results of operations and financial condition.
Many of our customers depend on our customer support and success teams to assist them in deploying our products effectively, to help them to resolve post deployment issues quickly and to provide ongoing support. As such, we believe our focus on customer service and support is critical to onboarding new customers and retaining our existing customers and growing our business. If we do not devote sufficient resources or are otherwise unsuccessful in supporting our customers effectively, our ability to retain existing customers could suffer and prospective customers may be less likely to adopt our platform and products. Accordingly, we expect to devote significant resources to maintaining and enhancing the effectiveness of our customer service and support function, and increased investments in customer service and support, without corresponding revenue, could adversely affect our business, results of operations and financial condition.
Our ability to provide effective customer service and support may be adversely affected by a variety of factors. We may be unable to respond quickly enough to accommodate short term increases in demand for service and support from our customer support and success teams. Over half of our current customer service and support staff has been employed with us for less than one year and therefore may be less familiar with our platform and products than our more tenured employees. In addition, as we add more functionality to our platform or as customers begin to increase the ways in which they use our platform or products, customer service needs have become more time-consuming to meet. These factors have led to increased hold times for customers, which has caused some customers to be dissatisfied with our platform. If our customers are not satisfied with the level of customer support we provide, they may stop using our platform or may not subscribe to additional products we offer. In addition, to improve our level of customer support and service and to meet increased customer demand for support, we may need to devote additional resources to hiring and training personnel, which will increase our costs and without additional corresponding revenue, could adversely affect our business, results of operations and financial condition.
Our ability to gain new customers is highly dependent on our business reputation and on positive recommendations from customers. Any failure to maintain high quality customer service and support, or a market perception that we do not maintain high quality customer service and support, could erode customer trust and adversely affect our reputation, business, results of operations and financial condition.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences, our platform and products may become less competitive.

The market for communications and engagement software in general, and cloud-based communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. Customers and consumers may choose to adopt other forms of electronic communications or alternative communications platforms. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop functionality for our platform or new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to applicable industry standards, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.
Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies if mobile phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. We may need to devote significant resources to the creation, support, and maintenance of our mobile applications, and any failure of our platform and products to operate effectively with evolving or new platforms and technologies could reduce the demand for our platform and products. If we are unable to respond to these changes in a cost-effective manner, or at all, our platform and products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
We depend on the interoperability of our platform or products with those of our integration partners.
We maintain integrations with various third-party applications, products and services. These third-party offerings are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with these offerings. In addition, some of these third parties may have or introduce offerings that compete with our platform. These third parties or our competitors may take actions that disrupt the interoperability of our platform with their products or services, or they may exert strong business influence on our ability to, and the terms on which, we operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.
We rely on hardware purchased or leased from, software licensed from, and services rendered by third parties in order to provide our platform and products and run our business, sometimes by a single-source supplier.
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third-parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals: Yealink to supply phones for our platform and Stripe to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the texting functionality of our platform. We also rely on hosted SaaS technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with our sole source hardware suppliers and maintain only a small amount of inventory, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services may not continue to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of the supply, right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business. In addition, even if we are able to identify equivalent hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-

consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
In the event our customers’ ability to use the functionality supplied by our platform were disrupted as a result of issues affecting the hardware, software or services provide by third parties, customers could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our platform and products.
Breaches of our applications, networks or systems, or those of GCP or our service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We depend upon our information technology, or IT, systems to conduct virtually all of our business operations, ranging from operation of our platform, our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and integration partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and integration partners or to cause interruptions of our products and platform. In particular, cyberattacks (including ransomware) and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies continue to be targeted. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employees theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on GCP or other cloud services), internal networks, our customers’ systems and the information that they store and process. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data.
We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any information security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as GCP, could result in the loss of confidential or personal information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Furthermore, we are required to comply with laws and regulations, including stringent regulations such as HIPAA, that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers, regulators or other relevant stakeholders of security breaches. Such disclosures could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures or those of GCP or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms, and in sufficient amounts, to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.
We rely on a single supplier to provide the technology we offer through Weave Payments.
In order to provide Weave Payments, we have entered into payment service provider agreements with Stripe Inc., or Stripe. These payment service provider agreements renew on 3 year terms, unless we provide a notice of termination prior to the end of the then current term. These agreements are integral to Weave Payments, and any problems with Stripe or disruption affecting its services could have an adverse effect on our reputation, results of operations and financial results. If Stripe were to terminate its relationship with us, we could incur substantial delays and expense in finding and integrating an alternative payment service provider into Weave Payments, and the quality and reliability of such alternative payment service provider may not be comparable. Any temporary or permanent disruption in our ability to offer Weave Payments, whether as a result of an interruption in Stripe’s services due to technical or other issues, or due to the termination of our agreement with Stripe, would decrease our revenue and adversely affect our business.
We have in the past experienced limited interruptions with respect to payments processed through Stripe, which in some cases resulted in the temporary inability of some of our customers to collect payments through our platform. In the event that Stripe fails to maintain adequate levels of support, experiences interrupted operations, does not provide high quality service, or increases the fees they charge us, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations. In addition, interruptions affecting payment processing by Stripe could result in periods of time during which Weave Payments cannot function properly, and therefore cannot collect payments for our customers, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations.
To deliver our products, we rely on network service providers and internet service providers for our network service and connectivity and disruption or deterioration in the quality of these services could adversely affect our business, results of operations and financial condition.
We currently interconnect with network service providers to enable the use by our customers of our products over their networks and we rely on network service providers for these services. Where we do not have direct access to phone numbers, our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly, while we do not typically change our customers’ pricing as rapidly.
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers. For example, in recent periods we have experienced higher fees associated with text messaging.
Furthermore, many of these network service providers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, it may cause errors or poor quality communications with our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.

Further, we sometimes access network services through intermediaries who have direct access to network service providers. We expect that we will continue to rely on intermediaries for these services, but this may change in the future. These intermediaries sometimes have offerings that directly compete with our products and may stop providing services to us on a cost-effective basis. If a significant portion of these intermediaries stop providing services or stop providing services on a cost-effective basis, our business could be adversely affected.
We also interconnect with internet service providers to enable the use of our communications products by our customers, and we expect that we will continue to rely on internet service providers for network connectivity going forward. Our reliance on internet service providers reduces our control over quality of service and exposes us to potential service outages and rate fluctuations. If a significant portion of our internet service providers stop providing us with access to their network infrastructure, fail to provide access on a cost-effective basis, cease operations, or otherwise terminate access, the delay caused by qualifying and switching to other internet service providers could be time consuming and costly and could adversely affect our business, results of operations, and financial condition.
If problems were to occur with any of these third-party network or internet service providers, they may cause errors or poor call quality that could impact our customers, and we could encounter difficulty identifying the source of the problem. These third-party network or service providers have been adversely impacted or overloaded by the large increase in traffic caused by the COVID-19 pandemic, which could increase our exposure to damage from service interruptions. The occurrence of errors or poor call quality, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers and delay or loss of market acceptance of our platform and products, and harm our business and results of operations.
We substantially rely upon GCP to operate our platform, and any disruption of or interference with our use of GCP would adversely affect our business, results of operations and financial condition.
GCP provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We outsource a substantial majority of our cloud infrastructure to GCP, which hosts our products and platform, and have designed our software and computer systems to utilize data processing, storage capabilities, and other services provided by GCP. We cannot easily switch our GCP operations to another cloud provider, and any disruption of, or interference with, our use of GCP could have a material adverse effect on our business, operating results, and financial condition.
Our customers need to be able to access our platform at any time, without interruption or degradation of performance. GCP runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at GCP. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, pandemics such as COVID-19, fraud or security attacks. In addition, if our security, or that of GCP, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through GCP or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from GCP may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
GCP may terminate our agreement, among other reasons, at their convenience upon 30 days’ prior written notice. Although we have successfully transitioned cloud service providers in the past and we expect that we could receive similar services from other third parties in the future, if any of our arrangements with GCP are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under certain of our agreements and otherwise harm our business, results of operations and financial condition.
Defects or errors in our platform or products could diminish demand for our products, harm our business and results of operations and subject us to liability.
Our customers use our platform and products for important aspects of their businesses, and any errors, defects or disruptions to our products and any other performance problems with our products could damage our customers’ businesses and, in turn, hurt our brand and reputation and erode customer trust. We provide regular updates to our platform and products, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products. As a result, our reputation and our brand could be harmed, and our business, results of operations and financial condition may be adversely affected.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and product development teams for our platform’s continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, human error, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
From time to time, we may experience limited periods of server downtime due to server failure or other technical difficulties. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or guest data may be permanently lost.
Moreover, a limited number of our agreements with customers may provide for limited service level commitments from time to time, and it is possible that an increasing number of our agreements may include service-level commitments in the future. If we experience significant periods of service downtime in the future, we may be subject to claims by our customers against these service level commitments. System failures in the future could also result in significant losses of revenue. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Growth may place significant demands on our infrastructure.
As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our infrastructure may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
Our growth in revenue generated from Weave Payments depends on customers increasing their use of this product, and if our customers do not increase their use of this product, our business, results of operations and financial condition could be adversely affected.
We generate revenue from our payments product, Weave Payments, based on customer usage. While this product has the potential to meaningfully diversify our sources of revenue, our ability to generate incremental revenue from this product depends not only on convincing customers who do not already subscribe to Weave Payments to become Weave Payments customers, but also on those who have already subscribed increasing their usage of it. If our customers do not increase their use of Weave Payments, then our results of operations and future prospects may be harmed.
We cannot accurately predict customers’ usage levels. Revenue from Weave Payments is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through our platform in a particular period. This amount may vary, depending on, among other things, the success of our customers’ businesses, the proportion of our customers’ payment volume processed through our platform, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from Weave Payments varies depending on the particular type of payment processed on our platform. During the COVID-19 pandemic, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, accounted for a larger proportion of the total payment transactions processed through our platform, which contributed to higher gross margins on those transactions than in prior periods. We expect the relative percentage of credit card transactions, and transactions where the card is present to increase in future periods.
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
To increase total customers and achieve broader market acceptance of our platform and products, we will need to expand our marketing and sales operations, including our sales force. We will continue to dedicate significant resources to inbound and outbound sales and marketing programs. The effectiveness of our inbound and outbound sales and marketing and third-party channel partners has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources. We may not achieve anticipated revenue growth by expanding our sales force if, among other reasons, we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective. Our business will be seriously harmed if our investments in sales and marketing do not generate an increase in revenue that represents an appropriate return on our investment.
If we do not successfully maintain the quality of the installation of our platform and products by our third-party installers, our reputation could suffer and our sales could decline.
We rely on a large number of third-party independent contractors to install our customer premises equipment and implement integrations. These services are critical because any failure to properly install our product can lead to reduced operability and poor customer satisfaction. While we currently provide customers with a list of reputable independent installers from which they may select their installer of choice, a quality installation may not be delivered, which would impact customer experience. We recently transitioned to this installation model from our nationwide installation program described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we cannot assure you that our new model will be as successful as our prior model or that it will provide installations of the quality our customers expect. To the extent this model fails or we otherwise have poor quality installations, we may need to devote additional resources to the identification and monitoring of independent installers. If growth of our new subscriber base outpaces growth of the available independent installer base, the quality of installations or customer service provided by independent installers could suffer. If the installers used by customers fail to provide the quality of service that our customers expect, we may lose existing customers, our reputation and market acceptance of our platform and products could suffer, our sales could decline and we may experience increased warranty claims and costs, any of which would harm our business.
The standards that private entities and email service providers use to regulate the use and delivery of email have in the past interfered with, and may in the future interfere with, the effectiveness of our platform and our ability to conduct business.
Our customers rely on email for commercial solicitation. In addition to legal requirements addressing spam, a variety of private entities such as email service providers advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, email service providers and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial solicitations that the blacklisting entity believes are appropriate. If a company’s IP addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or uses its blacklist. Due to the nature of our customer base, we have not had significant issues related to this risk; however, as we continue to increase our customer base and expand into other vertical markets outside of healthcare, we may have greater exposure to this risk. There can be no guarantee that we will be able to successfully remove ourselves from any blacklists. Because we fulfill email delivery on behalf of our customers, blacklisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations.
Additionally, even if emails we process are not blacklisted, email service providers from time to time block emails we process from reaching their users. For example, some email service providers categorize as “promotional” emails that originate from email service providers such as us, and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. While we improve our own technology and work closely with email service providers to maintain our deliverability rates, the implementation of new or more restrictive policies by email service providers may make it more difficult to deliver our customers’ emails, particularly if we are not given adequate notice of a change in policy or are unable to update our platform or products to comply with the changed policy in a reasonable amount of time. If email service providers materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with email service providers’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of email service providers to categorize emails, then customers may question the effectiveness of our platform and cancel their accounts. This, in turn, could harm our business, financial condition and results of operations.
The standards that Mobile Network Operators use to regulate the delivery of SMS text messages have in the past interfered with, and may in the future interfere with, the effectiveness of our platform and our ability to conduct business.
Our customers rely on SMS text messaging for communicating with their customers. To address requirements set forth in TCPA, CAN-SPAM, CTIA guidelines, and other FCC rules regarding unwanted communications, the U.S. wireless communications industry and Mobile Network Operators, or MNOs, have set forth standards governing the delivery of non-consumer messages via wireless provider networks with the primary objective of protecting consumers from unwanted messages. MNOs monitor non-consumer messages and block or limit throughput of messages if a sender does not adhere to industry and MNO-defined standards. If non-conforming text messages are sent from a business’ telephone number, that number may be blocked or limited from sending text messages, or charged additional fees by the MNOs. We work closely with our service providers in order to comply with the applicable laws and maintain our deliverability rates. However, as the popularity of text messaging increases over time, we expect the MNOs and the wireless communications industry to continue to implement additional requirements, restrictions, and fees for sending non-consumer messages.
There are some exceptions to non-consumer messaging requirements, which apply to a large number of our customers, including exceptions for health-care related messages and messages sent from “low-volume” senders, such as small businesses. Accordingly, our customer base has not had meaningful exposure to this risk. However, as we continue to expand into additional verticals outside of healthcare, we may have greater exposure to this risk. If text messages originating from our customers are blocked or limited by MNOs, or if MNOs impose additional fees for certain text messages, the effectiveness of our customers’ text message communications with their customers may be impacted, and our customers may question the effectiveness of our platform and discontinue service. This could result in harm to our business, financial condition and results of operations.
We are continuing to expand our international operations, which exposes us to significant risks.
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy.
We expect to open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we recently opened an office and as of September 30, 2021 had onboarded a team of approximately 50 employees in India to further our engineering and administrative operations.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with servicing international customers and operating numerous international locations;
•our ability to effectively price our products in competitive international markets;
•new and different sources of competition or other changes to our current competitive landscape;
•understanding, reconciling and complying with different technical standards, telecommunications and payment processing regulations, registration and certification requirements outside the United States, which could prevent customers from deploying our platform and products and limit the features and functionality we may be able to provide or limit their usage;
•potentially greater difficulty collecting accounts receivable and longer payment cycles;
•higher or more variable network service provider fees outside of the United States;
•the need to adapt and localize our products for specific countries;
•the need to offer customer support in various languages;
•difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;
•export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act;

•changes in international trade policies, tariffs and other non-tariff barriers, such as quotas and local content rules;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•restrictions on the transfer of funds;
•deterioration of political relations between the United States and other countries;
•the impact of natural disasters and public health epidemics or pandemics such as COVID-19 on employees, contingent workers, partners, travel and the global economy and the ability to operate freely and effectively in a region that may be fully or partially on lockdown; and,
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
Also, due to costs from our international expansion efforts and network service provider fees outside of the United States, which can be higher than domestic rates, our gross margin for international customers may be lower than our gross margin for domestic customers. As a result, our gross margin may be adversely impacted and fluctuate as we expand our operations and customer base worldwide.
Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.
Failure to set optimal prices for our products could adversely impact our business, results of operations and financial condition.
We offer various subscription plans as well as other products for additional fees, which in the case of Weave Payments is based on usage. We expect that we may need to change our pricing from time to time, and we have limited experience with respect to determining the optimal prices for our platform and products. One of the challenges to our pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors that may be outside of our control and difficult to predict. Additionally, regulatory developments may require us to incur additional costs to provide our services. Any of these changes could result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition. In addition, for customers who pay their subscriptions on an annual basis, we would not be able to increase the prices we charge to reflect these costs until the end of the contract term. Moreover, SMBs, which comprise substantially all of our customers, may be quite sensitive to price increases or lower prices that our competitors may offer. Further, as we expand into new vertical or international markets, we also must determine the appropriate price to enable us to compete effectively in those markets. As a result, in the future we may be required to reduce our prices or change our pricing models, which could adversely affect our revenue, gross profit, profitability, financial position and cash flows.
We incur chargeback liability when our customers refuse to or cannot reimburse chargebacks resolved in favor of their customers. While we have not experienced these issues to a significant degree in the past, any increase in chargebacks not paid by our customer may adversely affect our business, financial condition or results of operations.
In the event a dispute between a cardholder and a customer is not resolved in favor of the customer, the transaction is normally charged back to the customer and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the customer’s account or reserve account, if applicable, or if the customer refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those customers that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment, as well as “card not present” transactions in which consumers do not physically present cards to customers in connection with the purchase of goods and services, such as e-commerce, telephonic and mobile transactions. While we have not experienced these issues to a significant degree in the past and do not view them to be material, we may experience significant losses from chargebacks in the future. A substantial increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition or results of operations. We have policies and procedures to monitor and manage customer-related credit risks and often mitigate such risks by requiring collateral, such as cash reserves, and monitoring transaction activity. Notwithstanding our policies and procedures for managing credit risk, it is possible that a default on such obligations by one or more of our customers could adversely affect our business, financial condition or results of operations.
If we are unable to hire, retain and motivate qualified employees, our business will suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in Utah, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. In addition, we recently completed our IPO and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO. Our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile, and we may not be able to identify or implement such changes in a timely manner. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our platform and products, which could adversely affect our business, results of operations and financial condition. In addition, replacing key employees and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key employees. Many of our key employees are, or will soon be, vested in a substantial number of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.
We have experienced and may continue to experience rapid expansion and turnover of our employee ranks. In May 2020, in response to the COVID-19 pandemic, we reduced our employee ranks by approximately 55 employees. We have subsequently hired additional personnel to support the growth of our business. This reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect both our reputation as an employer and our company culture, which could make it more difficult for us to hire new employees in the future.
We believe that a critical component to our success to date has been our company culture, which is based on hunger for improvement, caring, creativity, accountability, and customer focus. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could result in decreased employee satisfaction, and negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could adversely affect our business.
Our Chief Executive Officer, Roy Banks, joined us in December 2020, our Chief Legal Officer, Wendy Harper, joined us in March 2021, our Chief Revenue Officer, Matt Hyde, joined us in March 2021 and our Chief Technology Officer, Ashish Chaudhary, joined us in October 2020. These members of management are critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team, including members of our financial and accounting staff, has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives. Further, these new members of management may have different backgrounds, experiences and perspectives from those individuals who previously served as executive officers and, thus, may have different views on the issues that will determine our future.
Our success depends largely upon the continued services of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business, and we can provide no assurance that any of our executives or key employees will continue their employment with us. Our senior management and key employees are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have “key person” insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our Chief Executive Officer, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Furthermore, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain of our key personnel, our business, results of operations and financial condition could be harmed.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a public company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
We may engage in merger and acquisition activities, which would require significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our business, results of operations and financial condition.
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.
Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may pay cash for any such acquisition, which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.
Our loan agreement contains certain restrictions that may limit our ability to operate our business.
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank, or SVB, contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of September 30, 2021, we had $10 million outstanding under this loan and security agreement.
Risks Related to Governmental Regulation
Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
As a provider of interconnected voice over internet protocol, or VoIP, services, we are subject to various international, federal, state and local requirements applicable to our industry. For example, our business is regulated by the Federal Communications Commission, or FCC. The FCC is considering whether interconnected VoIP services should be treated as telecommunications services, which could subject interconnected VoIP services to additional common carrier regulation. The FCC’s efforts may result in additional regulation of IP network and service providers, which may negatively affect our business. If we do not comply with FCC rules and regulations, or rules and regulations of other regulatory agencies, we could be subject to enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry and could have a material adverse impact on our revenue. The failure of our platform and products to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition or operating results.
Regulations to which we may be subject address the following matters, among others:
•license requirements that apply to providers of communications services in many jurisdictions;

•acceptable marketing practices;
•our obligation to contribute to various Universal Service Fund, or USF, programs, including at the state level;
•monitoring on rural call completion rates;
•safeguarding and use of Customer Proprietary Network Information;
•rules concerning access requirements for users with disabilities;
•our obligation to offer 7-1-1 abbreviated dialing for access to relay services;
•compliance with the requirements of U.S. and foreign law enforcement agencies, including the Communications Assistance for Law Enforcement Act and cooperation with local authorities in conducting wiretaps, pen traps and other surveillance activities;
•the ability to dial 9-1-1 (or corresponding numbers in regions outside the U.S.), auto-locate E-911 calls (or corresponding equivalents) when required, and access emergency services;
•the transmission of telephone numbers associated with calling parties between carriers and service providers like us;
•regulations governing outbound dialing, including the Telephone Consumer Protection Act; and
•FCC and other regulators efforts to combat robo-calling and caller ID spoofing.
A number of states require us to register as a VoIP provider, contribute to state universal service and related programs, pay E-911 surcharges, and pay other surcharges and fees that fund various utility commission programs, while others are actively considering extending their public policy programs to include the subscriptions we provide. We pass USF, E-911 fees, and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. In the future, state public utility commissions may expand their jurisdiction over VoIP subscriptions like ours.
Regulation of our services as telecommunications services may require us to obtain authorizations or licenses to operate in foreign jurisdictions and comply with legal requirements applicable to traditional telephony providers. This regulation may impact our ability to differentiate ourselves from incumbent service providers and impose substantial compliance costs on us, negatively affecting our margins.
Efforts to address robo-calling and caller ID spoofing could cause us competitive harm.
In June 2019, the FCC ruled that providers of voice services may by default (subject to opt-out by subscribers) block voice traffic based on reasonable analytics designed to identify unwanted calls. In March 2020, the FCC required that all voice service providers implement the STIR/SHAKEN caller ID authentication framework in the Internet Protocol, or IP, portions of their networks by June 30, 2021. There remains significant uncertainty regarding how STIR/SHAKEN will work and the standards by which voice service providers that do not have authorization to directly obtain telephone numbers will be able to authenticate calls originated by their customers. We currently rely on our service providers in order to be able to authenticate calls under STIR/SHAKEN originated by our subscribers in the United States.
The STIR/SHAKEN framework will likely be used throughout the world. It is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these standards may not be interoperable with the U.S. requirements. For example, the Canadian Radio-television and Telecommunications Commission, or CRTC, has required that all telephone service providers implement STIR/SHAKEN to authenticate and validate IP-based voice calls, effective November 30, 2021. However, the Canadian Secure Governance Authority has limited eligibility requirements for obtaining certificates which allow for attesting to the authenticity of calls, and at present, U.S. service providers are not eligible to obtain certificates. Accordingly, it is unclear how calls originating from U.S. service providers will be authenticated under Canada’s framework. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.

If we do not have a solution in place for STIR/SHAKEN when STIR/SHAKEN becomes widely adopted, or our solutions are not interoperable with foreign regulators’ requirements, our business could be harmed if we or our service providers are unable to authenticate originating calls from our customers’ telephone numbers under STIR/SHAKEN. Call recipients would be less likely to answer non-authenticated calls. In addition, the terminating voice service providers may block calls that are not authenticated under STIR/SHAKEN as the lack of authentication could be viewed as a reasonable indication that the call is unwanted by the recipient. This would make our service less desirable for our customers. Further if we do not have STIR/SHAKEN caller ID authentication in place when required, we could be subject to regulatory enforcement action.
United States federal legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.
Our text, voice and email messaging and management services, and our customers’ use of these services, expose us to various regulatory risks. For example, the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions have enacted laws regulating the sending of email that are more restrictive than U.S. laws, such as the Canadian Anti-Spam Law, or CASL. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
Our customers’ and other users’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991, or TCPA, and the Telemarketing Sales Rule restrict telemarketing and the use of automatic SMS text messages. The TCPA requires companies to obtain prior express written consent before making telemarketing calls or sending certain text messages and to not contact any number placed on either federal or state “do-not-call” registries or the company’s internal do-not-call list. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission, or FTC, rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls.

However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. Because the TCPA provides for a private right of action under which a plaintiff may recover monetary damages, this may result in civil claims against our company and requests for information through third party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies, in particular, our acceptable use policies. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. These risks may increase as we enter new vertical markets that rely more heavily on email marketing campaigns to obtain new customers. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our acceptable use policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies.
We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There have been various Congressional and executive efforts to eliminate or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. President Biden and many Members of Congress from both parties support reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, a petition filed by the Trump administration with the Federal Communications Commission to adopt rules interpreting Section 230 remains before the Commission. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic Commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Our emergency and E-911 calling services may expose us to significant liability.
The FCC requires VoIP providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line 911 network. Under the FCC’s rules, VoIP providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point, or PSAP, for the caller’s registered location. We are also subject to similar requirements in Canada.
In connection with the regulatory requirements that we provide access to emergency services dialing to our VoIP customers, we must obtain from each end customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For subscriptions that can be utilized from more than one physical location, we must provide end customers one or more methods of updating their physical location. Because we are not able to confirm that the service is used at the physical addresses provided by our end customers, and because end customers may provide an incorrect location or fail to provide updated location information, it is possible that emergency services calls may be routed to the wrong PSAP. If emergency services calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages could be substantial.
In August 2019, the FCC adopted an order that will require providers of interconnected VoIP service to automatically provide with each 911 call, when technically feasible, more specific address information that can be used to adequately identify the location of the caller (such as a room or floor number). The requirement is scheduled to take effect on January 6, 2022. The FCC also issued rules, effective February 17, 2020, that require providers of multi-line telephone systems (MLTS), which are typically found in enterprises such as office buildings, to provide notification when 911 is called to a central location on-site or off-site where someone is likely to see or hear the notification, such as a reception desk. The notification must include the fact that 911 has been dialed, and where technically feasible, a valid callback number and information about the caller’s location. Similar regulations are expected to be enacted in Canada. The implementation of these requirements may increase our costs and make our solutions more expensive, which could adversely affect our results of operations.
We could be subject to enforcement action by the FCC or international regulators if we are unable to provide access to emergency services in accordance with regulatory requirements. Such an enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant subscriptions.
In addition, end customers may attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of delayed, misrouted or uncompleted emergency service calls or text messages, subject to any limitations on a provider’s liability provided by applicable laws, regulations and our customer agreements.
We process business and personal information of our customers and employees, which subjects us to HIPAA and other stringent and changing federal, state and foreign laws, regulations, industry standards, information security policies, self-regulatory schemes, contractual obligations, and other legal obligations related to data processing, protection, privacy, and security, and our actual or perceived failure to comply with such obligations could harm our business, financial condition, results of operations, and prospects and could expose us to liability.
We process business and personal information belonging to our customers and employees and because of this, we are subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the processing of personal information and other content (Data Protection Laws), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. We are considered a business associate under HIPAA, and we execute business associate agreements with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.
Failure to comply with HIPAA could subject us to direct civil liability by the Department of Health and Human Services’ Office for Civil Rights, or OCR. In the event of an information security incident affecting PHI or other violation, OCR could require us to pay a civil monetary penalty and enter into a Corrective Action Plan that could cause to incur substantial compliance costs.
Similar Data Protection Laws are in place in Canada, including the Personal Information Protection and Electronic Documents Act, or PIPEDA. Failure to comply could subject us to investigation and monetary penalty by the Office of the Privacy Commissioner of Canada.

In addition, experiencing a breach of personal information or PHI, or failing to comply with HIPAA could also subject us to contractual liability under our BAAs with our covered entity customers and damage our reputation which might hurt our ability to retain existing customers or attract new customers.
We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business.
We are also subject to the terms of our internal and external privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks, which we refer to as Privacy Policies, and obligations to third parties related to privacy, data protection, and information security, which we refer to as Data Protection Obligations.
The requirements or obligations of the regulatory framework for privacy, information security, data protection, and data processing worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
Any significant change in Data Protection Laws or Data Protection Obligations, including without limitation, regarding processing of our users’ or customers’ data, or regarding the manner in which the express or implied consent of users or customers for the use and disclosure of such data is obtained, could increase our costs and could require us to modify our products or operations, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our users and customers voluntarily share, or may limit our ability to store and Process customer data and operate our business.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, California also enacted legislation, the California Consumer Privacy Act of 2018, or the CCPA, which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far-reaching and may require us to modify our data Processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It also remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, the California Privacy Rights Act of 2020, or CPRA, which was passed by ballot initiative in November 2020 and becomes fully effective on January 1, 2023, expands the rights of California residents with respect to their personal information. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act (CDPA) and Colorado enacted the Colorado Privacy Act, or CPA. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. In addition, the various state privacy laws may limit how we may use personal information we collect, particularly with respect to marketing and the use of online advertising networks.
Furthermore, the FTC and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the United States, at both the federal and state level and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.

Change in existing legislation or introduction of new legislation may require us to incur additional expenditures to ensure compliance with such legislation, which may adversely affect our financial condition. We strive to comply with Data Protection Laws and Data Protection Obligations to the extent possible, but we may at times fail, or may be perceived to have failed, to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. A finding that our Privacy Policies are, in whole or part, inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, a failure or perceived failure by us to comply with Data Protection Laws or Data Protection Obligations or any data compromise that results in the unauthorized release or transfer of business or personal information or other user or customer data, may increase our compliance and operational costs, limit our ability to market our products or services and attract new and retain current customers, limit or eliminate our ability to process data, and result in domestic or foreign governmental enforcement actions and fines, litigation, significant costs, expenses, and fees (including attorney fees), cause a material adverse impact to business operations or financial results, and otherwise result in other material harm to our business. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies, and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators that could require changes to our business practices, diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary processing, or other remedies that adversely affect our business.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could adversely affect our business, results of operations and financial condition.
Changes in laws or regulations relating to the use of the internet could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet related commerce or communications generally or result in reductions in the demand for Internet based products and services such as our products and platform. In particular, the re-adoption of “network neutrality” rules in the United States, which President Biden supported during his campaign, could affect the services used by us and our customers. If we are not able to adapt our platform and products to address any new laws or regulations, our business, results of operations and financial condition could be adversely affected.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the India Prevention of Corruption Act, 1988, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti- corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. As we increase our international sales and business further, our risks under these laws may increase especially to the extent that we rely on sales to and through resellers and other intermediaries. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations and financial condition.
Risks Related to Intellectual Property
Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally-developed technology and our brand, and our business may be adversely affected.

Our success is dependent, in part, upon obtaining, maintaining and protecting our intellectual property rights, internally-developed technology and other proprietary information. We rely and expect to continue to rely on a combination of trademark, copyright, and trade secret protection laws to protect our intellectual property rights, internally-developed technology and other proprietary information. Additionally, we maintain a policy requiring our employees, consultants, independent contractors, and other third parties who are engaged in developing any intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our technology and other proprietary information and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. However, we cannot guarantee that such confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements that we enter into will adequately protect our intellectual property rights, internally-developed technology and other proprietary information. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counterparties to such agreements will not assert rights to our intellectual property rights, internally-developed technology or other proprietary information arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our internally-developed solutions or technologies, particularly with respect to directors, officers and employees who are no longer employed by us.
In addition, third parties may knowingly or unknowingly infringe or circumvent our intellectual property rights, and we may not be able to prevent infringement even after incurring substantial expenses. Litigation brought to protect and enforce our intellectual property rights would be costly, time-consuming, and distracting to management and key personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our platform and methods of operations. Any of these events would have a material adverse effect on our business, results of operations and financial condition.
We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
There is considerable activity in connection with the development of intellectual property, whether or not patentable, in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry and our business. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. Our competitors or other third parties may in the future claim that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of such intellectual property rights. Such claims, regardless of merit, may result in litigation. The costs of defending such litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events or other outcomes may:
•materially and adversely affect our business and results of operations;
•result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•cause us to pay license fees for intellectual property we are deemed to have infringed;

•cause us to incur costs and devote valuable technical resources to redesigning our products or platform;
•cause our cost of revenue to increase;
•cause us to accelerate expenditures to preserve existing revenue;
•cause existing or new vendors to require pre-payments or letters of credit;
•materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•cause us to change our business methods;
•require us to cease certain business operations or offering certain products or features; and
•lead to our bankruptcy or liquidation.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, loss or exposure of confidential or sensitive data, damages caused by us to property or persons or other liabilities relating to or arising from our products or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although typically we contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, demand for our products and adversely affect our business, results of operations and financial condition.
Our use of “open source” and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our solutions and could subject us to possible litigation.
A portion of the technologies we use in our products incorporate “open source” software, and we may continue to incorporate open source software in our products in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or claiming noncompliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available software and services across a network that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable internally-developed source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations. Additionally, we could be subject to significant damages, enjoined from the use of our platform, products, or other technologies we use in our business that contain such open source software, and be required to comply with the foregoing conditions, including the public release of certain portions of our internally-developed source code.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or set up controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to exploit vulnerabilities in such software and determine how to compromise our platform. Any of the foregoing could be harmful to our business, financial condition or operating results.
In the future, we may need to obtain licenses from third parties to use intellectual property rights associated with the development of our platform, products, and other internal tools, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-party software required for the development and maintenance of our platform, products, or other internal tools could result in loss of functionality or availability of our platform, products, or other internal tools until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our platform, products, or other internal tools. Any of the foregoing would disrupt the deployment of our platform, products, or other internal tools and harm our business, results of operations and financial condition.
Risks Related to Tax Matters
We may have additional income tax liabilities, which could harm our business, results of operations and financial condition.
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or the IRS, and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition.
We could be required to collect additional sales, value added or similar taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for subscriptions to our platform and products and adversely affect our results of operations.
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, decrease our future sales and subject us to liabilities for future or historical periods, which could have a material adverse effect on our business and results of operations. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside. Effective March 2017, we began collecting certain telecommunications-based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
In the event any of these jurisdictions disagree with our assumptions and analysis, the assessment of our tax exposure could differ materially from our current estimates. Some customers may question incremental tax charges that we may impose and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
Changes in U.S. and global tax legislation may adversely affect our financial condition, operating results, and cash flows.
We are unable to predict what U.S. or global tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future operating results, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals.
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations
As of December 31, 2020, we had NOL carryforwards for federal and state income tax purposes of $115 million and $85 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2037 for federal purposes and 2032 for state purposes if not utilized. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past. Additionally, we may experience ownership changes as a result of our IPO or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
Risks Related to Accounting Matters
We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting which consisted of the following:
•We did not design and maintain an effective control environment commensurate with our accounting and financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training to appropriately analyze, record, review, and disclose the accounting impacts of the application of US GAAP within the consolidated financial statements to more complex transactions and commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:
•We did not maintain effective controls related to the timely identification, understanding, assessment, application of accounting requirements, and recognition of certain complex transactions related to the determination of the capitalization of costs to fulfill a contract and the valuation of common stock options.
These material weaknesses resulted in the misstatement of our cost of revenue, deferred contract acquisition costs, stock-based compensation expense, additional paid-in capital, and related disclosures, which were corrected prior to the issuance of our consolidated financial statements for the year ended December 31, 2020. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, we have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:
•Hiring additional finance and accounting personnel to bolster the accounting capabilities and capacity, and to establish and maintain internal control over financial reporting;
•Engaging external consultants as an additional accounting documentation preparation resource and an additional level of review for more complex accounting matters including, but not limited to stock-based compensation, debt/equity transactions, revenue recognition, and implementations of new accounting pronouncements;
•Engaging an external advisor to assist with further evaluating, designing and documenting the design and operating effectiveness of our internal controls over financial reporting and assist with the remediation of deficiencies, as necessary; and
•Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting.
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate to continue to expend, significant resources, including accounting-related costs and significant management oversight.
We are remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ended December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, or guarantee that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
In addition, in connection with the preparation of the consolidated financial statements for the year ended December 31, 2019, the material weakness in our internal control over financial reporting related to a lack of an effective control environment commensurate with our accounting and financial reporting requirements, resulted in a restatement to previously issued financial statements for the year ended December 31, 2018.
As a public company, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting. We are also required to disclose, on a quarterly basis, changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation of the effectiveness of our internal control over financial reporting, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations, which in turn could harm investor confidence in our company and the trading price of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we establish a system of disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired and expect to hire additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls, including, without limitation, the material weaknesses in our internal control over financial reporting described above.
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
Our current controls and any new controls that we develop may be inadequate if we fail to remediate the material weaknesses we have identified or because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition and stock-based compensation, including the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.
A change in accounting standards or practices may have a significant effect on our results of operations and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued new revenue recognition rules under Accounting Standard Codification 606 — Revenue from Contracts with Customers, or ASC 606, which became effective in January 2019 and included a single set of rules and criteria for revenue recognition to be used across all industries. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors’ confidence in us.
Risks Related to Ownership of Our Common Stock
The stock price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has and will likely continue to fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

•overall performance of the equity markets and the economy as a whole;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•actual or anticipated changes in our growth rate relative to that of our competitors;

•changes in the anticipated future size or growth rate of our addressable markets;
•announcements of new products and services, technological and platform updates or enhancements, or of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;
•disruptions to our products and services or our other technology;
•additions or departures of board members, management or key personnel;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us or investigations by governmental authorities;
•the expiration of contractual lock-up or market standoff agreements;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases; and
•sales of shares of our common stock by us or our stockholders, including sales by our stockholders immediately following the early releases from the lock-up period.
In addition, the stock market with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of stock prices of these companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Further, we provide indemnification for our officers and directors for certain claims in connection with such litigation. Large indemnity payments would adversely affect our business, results of operations and financial condition.
We could be subject to claims based on the defective corporate acts ratified by us pursuant to Section 204 of the Delaware General Corporation Law, or DGCL.
In August 2021, our board of directors, and in September 2021, our stockholders, ratified (i) the filing of our amended and restated certificate of incorporation filed with the Office of the Secretary of State of the State of Delaware, or the Office, on August 10, 2017, (ii) the filing of a certificate of amendment to our amended and restated certificate of incorporation filed with the Office on September 20, 2017, (iii) the filing of our amended and restated certificate of incorporation filed with the Office on November 19, 2018, (iv) the filing of a certificate of amendment to our amended and restated certificate of incorporation filed with the Office on March 29, 2019, (v) the filing of our amended and restated certificate of incorporation filed with the Office on October 18, 2019, (vi) the filing of a certificate of amendment to our amended and restated certificate of incorporation filed with the Office on January 12, 2021, (vii) our issuances of shares of our Series B-1 preferred stock made from August 11, 2017 to May 10, 2018, (viii) our issuances of shares of our Series C preferred stock made from November 19, 2018 to March 20, 2019, and (ix) our issuances of our Series D preferred stock made from October 18, 2019 to November 7, 2019 that were defective corporate acts under Section 204 of the DGCL, or Section 204. Specifically, in certain cases, our stockholders may have approved and adopted the amendments or amendments and restatements to the certificate of incorporation described above, or the charter amendments, prior to approval by our board of directors, and each of the forms of charter amendments may not have been in final form when approved. In addition, the requisite stockholders may have failed to approve one of the charter amendments, and the written consent of stockholders approving and adopting certain other charter amendments did not bear the date of signature of each stockholder executing such consent as required by our bylaws. As such, the applicable charter amendments may not have been validly approved and adopted in accordance with Sections 242 and 245 of the DGCL, and we may have issued shares of Series B-1, Series C and Series D preferred stock that were not authorized for issuance.
In September 2021, we subsequently filed a certificate of validation with the Office pursuant to Section 204 to validate the filings and issuances of preferred stock described above as of the time of the original filings or original issuances, as the case may be. Although we believe we have fully complied with the procedures and requirements of Section 204, there can be no assurance that claims that the defective corporate acts or putative stock ratified are void or voidable due to the identified failure of authorization, claims that the Delaware Court of Chancery should declare in its discretion that the ratification pursuant to Section 204 not be effective or be effective only on certain conditions, or other claims related thereto, will not be asserted, and, if asserted, that any such claims will not be successful. Under Section 204, these claims must be brought within 120 days from the filing of the certificate of validation. If the ratification pursuant to Section 204 was not effective, then the issuance of the shares of Series B-1 preferred stock, Series C preferred stock and Series D preferred stock would be invalid and we could have liability to holders of Series B-1 preferred stock, Series C preferred stock and Series D preferred stock, including being subject to monetary damages and rescission rights.
Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions and uncertainties and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these risk factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
You may incur dilution as a result of future equity issuances.
Any common stock that we issue under our existing equity incentive plans or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by our other equity holders. Also, in the future, we may issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our common stock. In addition, we have issued warrants to purchase shares of common stock and stock options to acquire common stock. To the extent these outstanding warrants or stock options are ultimately settled or exercised, there will be further dilution to our equity holders.
Sales of substantial amounts of our common stock by existing holders in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Substantially all of our outstanding securities are currently restricted from resale as a result of lock-up and market standoff agreements. These securities may not be sold during the period from the date of the final prospectus dated November 10, 2021, or the Prospectus, and filed with the SEC pursuant to Rule 424(b) under the Securities Act, continuing through the date that is 180 days after the date of the

Prospectus subject to earlier release of our holders from the restrictions contained in such agreements, including that:
1.up to 25% of the shares of common stock (including shares underlying securities convertible into or exercisable or exchangeable for common stock) held by our current and former employees (but in each case excluding directors and executive officers) as of November 30, 2021 (and for which all vesting conditions are satisfied as of November 30, 2021), may be sold beginning at the commencement of trading on the second trading day after the date that we publicly announce our earnings for the quarter ending September 30, 2021 and ending at the close of trading on December 15, 2021;
2.up to 50% of the shares of common stock (including shares underlying securities convertible into or exercisable or exchangeable for common stock) held by our stockholders as of November 30, 2021 (and for which all vesting conditions are satisfied as of November 30, 2021), plus any shares of common stock eligible for sale under clause (1) above that were not so sold, may be sold beginning at the opening of trading on the second trading day, after the Applicable Final Testing Date, provided that the closing price per share of our common stock on the New York Stock Exchange is at least 25% greater than the initial public offering price per share set forth on the cover of the Prospectus (a) on at least 10 trading days in any 15 consecutive trading day period ending on or after the date that we publicly announce our earnings for the fiscal year ending December 31, 2021, or the earnings release date, but not later than the fifteenth trading day following the earnings release date (any such period during which such condition is first satisfied, is referred to as the “measurement period”) and (b) on the Applicable Final Testing Date. The “Applicable Final Testing Date” is (i) the first trading day after the measurement period, if the last day of the measurement period is the earnings release date, or (ii) the last day of the measurement period, if the last day of the measurement period is after the earnings release date; and
3.the restricted period will terminate on the earlier of (i) the commencement of trading on the second trading day after the date that we publicly announce earnings for the quarter ending March 31, 2022, and (ii) the 181st day after the date of the Prospectus.
Additionally, Goldman Sachs & Co. LLC may permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. Shares held by directors, executive officers, and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.
We have also filed a registration statement to register shares reserved for future issuance under our equity incentive plans. As a result, subject to the lock-up or market standoff agreements and the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options are available for immediate resale in the United States in the open market.
Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our common stock to decline or be volatile.
The concentration of our share ownership in those stockholders who held our stock prior to our IPO, including our executive officers, directors and holders of more than 5% of our capital stock, may limit your ability to influence corporate matters.
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 75.7% of our total shares outstanding as of September 30, 2021. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.

We are an emerging growth company under the JOBS Act, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced Public Company Accounting Oversight Board (United States) reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
Historically, we have financed our operations and capital expenditures primarily through sales of our capital stock and debt securities that are convertible into our capital stock. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital will depend on our investor demand, the condition of the capital markets and other factors. Our capital needs will depend on our development efforts, business plans, expenditures to support the growth of our business and the enhancement of our platform and products, and financial performance. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
The requirements of being a public company may strain our resources and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, New York Stock Exchange listing standards, and other applicable securities rules and regulations. Compliance with the requirements of these rules and regulations have and will continue to increase our legal, accounting, and financial compliance costs, may make some activities more difficult, time-consuming, and costly, and may place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
As a public company subject to enhanced rules and regulations, it is also more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure obligations required in our public filings, our business and financial condition has become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.
Our trading price and trading volume could decline if securities or industry analysts cease to publish research about our business, or if they publish unfavorable research.
The trading market for our common stock depends in part on research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations and we do not have any control over the content and opinions included in the analysts’ reports. The trading price of our common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our trading price or trading volume to decline.
Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our common stock may be lower as a result.
There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•a classified board of directors so that not all members of our board of directors are elected at one time;
•the ability of our board of directors to determine the number of directors and to fill any vacancies and newly created directorships;
•a requirement that our directors may only be removed for cause;

•a prohibition on cumulative voting for directors;
•the requirement of a super-majority to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•an inability of our stockholders to call special meetings of stockholders; and
•a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, given the provision in Section 22 of the Securities Act for concurrent jurisdiction by federal and state courts, there is uncertainty as to whether a court would enforce this forum selection provision with respect to claims arising under the Securities Act.
We believe these provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

General Risks
Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
From time to time we may be subject to legal proceedings and claims that arise in the ordinary course of business, such as disputes or employment claims made by our current or former employees. Any litigation, whether meritorious or not, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn seriously harm our business. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could seriously harm our business.
Unfavorable conditions in our industry or the global economy or reductions in spending on information technology and communications by SMBs could adversely affect our business, results of operations and financial condition.
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control such as the COVID-19 pandemic, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate substantially all of our revenue from SMBs, which may be affected by economic uncertainty or downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our platform or products, or prospective customers delay adoption or elect not to adopt our platform or products, as a result of a weak economy or recession or due to economic uncertainty, this could adversely affect our business, results of operations and financial condition. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or internet service providers, this could adversely affect the ability of our customers to use our platform and products. In addition, natural disasters, pandemics, including COVID-19, and acts of terrorism could cause disruptions in our or our customers’ businesses and national or regional economies. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability and could have an adverse effect on our business and our results of operations and financial condition.
We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity and availability of our platform and products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users.
Our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.
We operate in a rapidly changing industry. Accordingly, our risk management strategies may not be fully effective to identify, monitor and manage all risks that our business encounters. In addition, when we introduce new services, focus on expanding relationships with new types of customers, or begin to operate in new markets, we may be less able to forecast risk levels and reserve accurately for potential losses, as a result of fraud or otherwise. If our strategies are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability or harm to our reputation, or be subject to litigation or regulatory actions, any of which could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Equity Securities
From July 1, 2021 to September 30, 2021 we granted options to purchase 2,190,442 shares of the Company’s common stock to certain employees of the Company under our 2015 Plan with a weighted average per share exercise price of $16.41 and have issued and sold an aggregate of 689,424 shares of our common stock upon the exercise of options under our 2015 Plan, at exercise prices ranging from $0.50 to $4.82 per share, for an aggregate purchase price of approximately $1.1 million.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds
On November 15, 2021, we closed our IPO of 5,000,000 shares of common stock at an offering price of $24.00 per share, resulting in proceeds to us of $111.6 million, net of the underwriting discounts and commissions. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260321), which was declared effective by the SEC on November 10, 2021. Goldman Sachs & Co. LLC, BofA Securities, Citigroup, Piper Sandler, Raymond James, Stifel, William Blair, Guggenheim Securities, Academy Securities, Loop Capital Markets, and Tigress Financial Partners acted as underwriters for the IPO. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.
The net proceeds to us, after deducting underwriting discounts and commissions of $8.4 million and offering expenses of $4.0 million, were $107.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus dated as of November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2021.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40998	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40998	3.2	November 18, 2021
10.1	Separation agreement, dated August 20, 2021 by and between Jefferson Lyman and the Registrant.	S-1	333-260321	10.12	October 18, 2021
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended July 2, 2010 and July 3, 2009; (ii) Condensed Consolidated Balance Sheets at July 2, 2010 and October 2, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2010 and July 3, 2009; and (iv) Notes to the Condensed Consolidated Financial Statements for the three and nine months ended July 2, 2010.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Weave Communications, Inc.

Dated: December 9, 2021	By:	/s/ Roy Banks
Roy Banks
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 9, 2021	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)