Form 10-K
period 2021-12-31
Weave Communications, Inc.
filed 2022-03-23
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                Accelerated filer  ☐
Non-accelerated filer  ☒               Smaller reporting company  ☐
Emerging growth company  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant as of December 31, 2021 was approximately $216.0 million, based on the closing price reported for such date on the New York Stock Exchange. The registrant has elected to use December 31, 2021 as the election date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of March 11, 2022, the registrant had 64,648,614 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement, or the 2022 Proxy Statement, relating to its 2022 Annual Meeting of Stockholders. The 2022 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations. In this report, unless otherwise specified or the context otherwise requires, “Weave,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited.
You should read this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Risk Factors Summary
•We have a history of losses, and we may not achieve or sustain profitability in the future.
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
•We focus on serving small and medium-sized business (“SMBs”) and are subject to risks associated with serving small businesses.
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
•We have identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.

Part I

Item 1. Business
Overview
Weave is a leading all-in-one customer communications and engagement software platform for small and medium-sized businesses. We are creating a world where SMB entrepreneurs can utilize state-of-the-art technology to transform how they attract, communicate and engage customers, grow their business and realize their dreams. Our platform enables entrepreneurs to maximize the value of their customer interactions and minimize the time and effort spent on manual or mundane tasks. In a similar way to how the smartphone has transformed the manner in which we live our daily lives, our platform changes the way SMBs manage their businesses. We are the “smartphone for small business.”
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
Our Platform
We help SMBs manage essential customer interactions. Our platform helps improve communications, attract more customers, keep customers engaged and increase overall retention. We consolidate telephony, messaging, customer analytics, scheduling, payments, employee collaboration, customer review management and marketing into one simple, easy and elegant solution. We allow SMBs to facilitate and manage customer interactions in a unified, modernized and personalized manner that best fits their customers’ needs and preferences. We set SMBs free to do what they do best: to serve their customers. Before Weave, SMBs were forced to focus much of their time on entering data forms, scheduling, collecting payments, responding to missed calls and trying to find new customers. Now, we allow them to use their time to focus on their customers, grow revenue, expand profitability and truly achieve their dreams.
The key benefits of our platform include:
•Easy to Use and Intuitive. Our goal is to do for SMBs what smartphones do for consumers. Our platform is simple and intuitive – it is easy to use and it does not come with unnecessary and complex functionality for SMBs. We democratize enterprise customer communications and engagement capabilities for SMBs, saving them time and allowing them to effectively and efficiently communicate with their customers.
•Unified Communications and Engagement. We create a comprehensive communications hub by deeply integrating with an SMB’s system of record, whether a practice management system, CRM or ERP software – and other third party applications – and providing a unified platform for answering phones, scheduling appointments, sending text reminders, requesting client reviews, collecting payments and managing email marketing, all in one place.
•Low Total Cost of Ownership and High ROI. Our platform can help our customers reduce cancellations, increase appointments, and increase customer growth. Furthermore, our solution provides greater functionality and costs significantly less than what the combined point solution patchwork would require.
•Purpose-Built for Our Industry Verticals. To maximize the value from our solution, we design our platform and products to address the specific needs of the industry vertical that we target.
•Reduced Churn for Our Customers. Our platform helps businesses keep their customers engaged by interacting with them through their modality of choice, whether by phone, text, email or chat. This results in increased customer loyalty and retention.
•Improved Ability to Attract New Customers. Our platform helps businesses attract new customers more easily by collecting and managing online reviews and eliminating the friction typically associated with scheduling appointments, filling out forms and making payments.
•Consumer-Driven Communication Modalities. Our platform engages with customers in the manner that is easiest and most comfortable for them.
Our Products
We provide an all-in-one customer communications and engagement platform for SMB's. From the first phone call, to the final payment, and every touchpoint in between, we support the entire customer journey. The platform helps businesses unify, modernize and personalize the customer experience by transforming how local businesses communicate, attract, retain and engage customers to grow their businesses.
All of our communications features, including text, leverage a single phone number. This means all messages come from the business phone number, so no personal cell phone numbers have to be used and multiple team members can tackle conversations.
Customized Phone System. Weave provides a smarter phone system that helps businesses identify whether incoming calls are from new or current customers, provides helpful and actionable information at every call and manages heavy call times. With features such as WeavePop, businesses can instantly see a desktop pop-up display that shows information such as who is calling, who needs an appointment and who has a balance on their account.
Weave Text Messaging. Our two-way texting function allows businesses to communicate with customers in a way that is easy, simple and accessible. Businesses can send a broad array of communications ranging from birthday messages and appointment reminders to requests to pay overdue balances.
Weave Missed Call Text. With Missed Call Text, businesses can take action in real time upon notification of a missed call. This feature enables businesses to rapidly engage with their customers after hours or when otherwise unavailable by providing an immediate automatic text message asking how their office can help.
Weave Team. Weave provides a modern, secure group messaging solution that helps businesses and their team members communicate with each other from their work stations, allowing for faster collaboration to respond to and delight customers. And if key employees are out of the office, the group messaging function allows them to stay in-the-know on everything going on at the office, wherever they are.
Weave Mobile App. With Weave’s mobile app, offices can text customers, request payments, receive and make calls from their own office number from anywhere through an Android device or iPhone. This provides businesses and their team members flexibility to continue communicating with customers and team members and operating key business functions without having to be in the office.

Weave Reviews. Weave Reviews helps businesses automatically request, collect, monitor and respond to reviews on sites such as Google, Facebook and Yelp. Weave Reviews helps businesses get discovered, rank higher in searches and grow their customer base.
Weave Email Marketing. Weave provides a robust but easy-to-use email system built for non-experts. Businesses can choose from a constantly-expanding library of pre-written email templates and a library of free images, to automatically send updates and promotions to segments of their customer and prospect base.
Web Assistant. Weave’s Web Assistant Appointment Requests and Text Connect enables businesses to interact with their existing and potential customers online directly through their websites. This functionality gives businesses the flexibility to respond when it is convenient for them and their customers and prospects and enables multiple conversations at once.
Payments. Weave Payments is a comprehensive payment processing solution for businesses that offers multiple contactless payment options, allowing their customers to pay the way they want, whether they are in the office or miles away, and whenever it is most convenient for them. Customers can choose from in-office payments, mobile card payments, manual card entry or Text to Pay.
Customer Insights. Weave’s platform centralizes all important information a business needs for each of its customers. The customer profile shows the client's name, birthdate, recent messages/calls, and upcoming appointments to empower the business to take actions faster. Among other things, this allows businesses to collect payments faster, improve personalized engagement with each customer and recommend follow-up items needed for an excellent customer experience.
Analytics. Weave’s practice analytics, when integrated into the office’s system of record, allows businesses to maximize profitability through easy to understand business snapshots. This functionality provides businesses with automated in-depth looks at trend data to identify unscheduled treatments, canceled appointments, unpaid invoices and other priority needs to be addressed.
Digital Forms. Weave’s Digital Forms product simplifies the hassle of collecting patient and customer information. It creates a secure, convenient and modern way for customers to fill out critical information. Also businesses’ customers can submit forms online before coming to their appointment, so businesses can reduce physical contact and lower their operating costs by eliminating a highly manual activity.
Scheduling. Weave’s scheduling product, when integrated with the office’s system of record, allows businesses to send automatic scheduling reminders via text message or email reminders at any time, any date and personalizes each reminder for the customer. This functionality allows businesses to schedule more appointments, reduce no-shows and fill their schedule more efficiently. Businesses can customize by appointment date and time, type of appointment, customer name, day of week they want to send, days or minutes ahead of appointment.
Our Customers
As of December 31, 2021, we had more than 23,800 locations under subscription and more than 22,000 customers in the United States and Canada. These customers represented many industries with the majority being in dental, optometry, veterinary, physical therapy, home services, audiology, medical specialty services and podiatry. No one single customer represents more than 1% of our revenue.
Sales and Marketing
We employ an efficient go-to-market strategy that combines a productive sales organization, with a diverse marketing and business development strategy to support their work.
Our marketing team focuses on generating demand and increasing brand awareness through multiple strategies and a multi-channel process. Leads are generated primarily through our website through traffic driven to our website in multiple ways, including paid advertising, digital events, sponsorships, ad placements, email campaigns, social media, free content, blogs and organic searches. We also rely on trade shows and other events to drive demand as a primary component of our sales strategy.
Subscriptions are primarily sold through our direct inside sales team based in Lehi, Utah. Most of our sales teams are focused on attracting new customers and are organized by SMB vertical. In addition, we have a sales team specifically focused on expanding usage within our existing customer base. Our teams use phone, email and web meetings to interact with our current and potential customers.
In addition to our direct sales team and marketing teams, we have a business development team that finds, negotiates contracts and manages partner relationships. These partners include technology integration partners, key-opinion leaders, IT-installers, buying groups, affiliates and distributors. These partners refer customers to us on a commissioned basis. These referrals are then passed to the sales team to close. We also focus on growing our channel partnership programs to promote and sell our products directly through partners.
Customer Success and Support
We offer phone, AI-driven support solutions, web-chat and email-based support staff to resolve technical and operational issues for our customers, if and when such issues arise. All customer success, customer support, customer training and customer onboarding team members are currently located in the United States. In addition, we maintain an online self-help center and customer discussion community to assist our customers with routine matters.
We strive to maintain an exceptional quality of customer service to promote customer retention and referrals. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions.
Research and Development
Our engineering and product teams are responsible for the creation and development of high value features and functionality across our platform and the products we support. Our teams are highly focused on the customer and strive continually to deliver the tools needed for meaningful, digital engagements through both continued improvements of our internally-developed platform and the addition of new products. Our engineering and product teams strategically approach the design of products to serve our broad customer base while also developing customized features and products to meet the specific needs of each SMB vertical. Our engineering team also coordinates the use of open source technologies with code developed in-house to provide a cohesive experience to the customer.
We have a research and development presence in both the United States and India.
Our Technology
Weave Software Platform
Our platform is composed of microservices in a highly containerized environment, which allows for rapid scaling of resources to meet the demands of our customers. These services are built using cloud-native technologies, which allows us to take full advantage of the infrastructure- and platform-as-a-service offerings from our cloud service providers. We develop multiple client-side experiences, including web, mobile, and desktop clients, and integrate them with our phone system to provide a seamless experience for customers.
Weave Phone System
Our phone system is highly-customized, cloud based and integrated into our software platform. We built our phone systems in house, providing capabilities commonly found in expensive licensed hardware offerings. Our phone systems leverage our cloud infrastructure providers to provide multiple redundant regions and lowest latency routing to ensure superior voice quality on calls to and from the entire United States and Canada.
We provide our customers with advanced business phones from a leading cloud-based communications hardware manufacturer. Once the phones are powered on and connected to a network by our customer, we provide configuration and automatic updates through the cloud. Our system also provides unlimited local and long distance voice calling within the United States and Canada to the Public Switched Telephone Network (PSTN) in the United States and Canada via SIP Trunking interconnects from multiple providers.
Security
We employ multiple layers of security to protect our systems, processes, buildings, our data and customer data, and other assets.
At an organization-wide level, we have a dedicated security team with security compliance, security engineering, security operations, and application security expertise to influence the secure handling of customer data, and secure development and operation of our products. We use multiple security technologies to monitor for intrusions and known vulnerable or insecure configurations of our use of cloud infrastructure providers, systems, and applications. Our security team members monitor for, and respond to incidents, events, and insecure configurations that may lead to the potential compromise of our products or customer data.
Our team members implement a robust suite of security policies and standards to execute processes, operations, and development in a secure manner consistent with industry standards outlined by ISO 27001, AICPA Trust Service Principles, and the NIST Cybersecurity Framework.
At the physical and infrastructure layers, our platform and products are hosted on Google Cloud Platform and Amazon Web Services.
At the data layer, data is encrypted in transit over public networks and at rest in our backend databases and object stores using industry accepted encryption protocols (TLS 1.2 or higher; AES-256 or higher) with known strong ciphers. Customer images, voicemails, and call recordings are encrypted with unique encryption keys for each customer. Encryption keys are stored only in memory by our services, and are encrypted on disk behind our key management system.
Human Capital
As of December 31, 2021, we had 889 employees. We have expanded our presence abroad during 2021 by hiring additional engineers in India.
We offer competitive compensation and benefits packages and strive to promote the well-being of our employees and their families by offering generous parental and other leave policies as well as flexible paid time-off policies to accommodate individual circumstances. We demonstrate our commitment to the professional development of all Weavers by offering department-specific trainings, managers development courses/tracks, executive coaching and external professional development offerings,
We also recognize that fostering a diverse and inclusive workforce makes us stronger as a company and is a key element of employee recruitment, engagement and retention strategy. Our goal is to ensure equitable people processes with hiring, compensation, performance management, promotions and personal development. We reinforce these values by promoting an inclusive culture through trainings/speaker series, sponsoring people resource groups, amplifying voices of underrepresented individuals, and community involvement.
Our culture is underpinned by the Weave Way, which consists of five key values that define our company, approach to people and ultimately guides all of our actions. Our employees are united by our mission and driven by our values:

•Stay Hungry. We remain HUNGRY and are never satisfied with the status quo. We are constantly blazing new trails and innovating the very best solutions. We volunteer for the hard things, knowing that the only easy day was yesterday. We’re always asking questions and always trying to improve, knowing that our failures keep us moving onward and upward.
•Care More. CARING deeply about those around us—including our customers, our community, and each other—is just what we do. We believe everyone is important and should be treated with respect and courtesy. We value diversity of people and thought and strive to be kind and inclusive in all of our interactions. We know that true innovation happens when everyone has the opportunity to succeed and feels valued for their contributions.
•Think Creatively. Getting CREATIVE can solve a lot of challenges. We know that great ideas can come from anyone at any time. We go out beyond our circle and get involved. We ask questions and we’re curious about the world around us, finding inspiration everywhere. We pay attention to the little things. We constantly challenge the old in order to make things better. We are scrappy and resourceful, and we never settle for ordinary.
•Do the Right Thing. We treat this business as our own, and we hold ourselves and each other ACCOUNTABLE for the goals that we set. As owners, we focus on integrity and honesty in all of our interactions and strive to do the right thing for our people, our customers and our community every day. We help one another, we speak up when we have concerns, and we understand that no problem is too small or too out of our scope to help tackle it.
•The Customer is Everything. We are laser-focused on our CUSTOMERS and care deeply about serving small businesses everywhere. They are the lifeblood of our company, our communities and our economy. We continually innovate the very best products and services with one thing on our mind: our customer.
Competition
The market for our platform and products is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, CRM, analytics and social media management, that potential customers may already use to manage their businesses and in which they have made significant investments. In a broad sense, we compete with providers of customer interaction management, customer experience management, marketing solutions, business intelligence, unified communications and telecommunications and customer relationship management solutions. However, in this highly fragmented market landscape, we believe no single competitor provides a comprehensive, vertically integrated customer communications and engagement platform similar to ours. As a result, sometimes displacing the outdated, in-house manual processes of our customers is our biggest challenge. We could also face competition from new market entrants, some of whom might be our current integration partners.
We believe the principal competitive factors in our market include:
•platform breadth;
•all-in-one solution package;
•ease of deployment and use;
•industry-specific capabilities and workflows with best-in-class product functionality;
•depth of integration with leading systems of record;
•ability to enable differentiated customer insights and engagement;

•cloud-based delivery architecture;
•customer service;
•advanced payments capabilities;
•brand recognition; and
•pricing and total cost of ownership.
We believe we compete favorably with our competitors on the basis of the factors described above.
Intellectual Property
Our intellectual property is an important part of our business. We protect our intellectual property through a combination of domain names, copyright, trade secrets and trademarks, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. We have trademark applications for select marks in the United States and will pursue additional trademark applications to the extent we believe it will be beneficial. We also have registered domain names for the website that we use in our business. Additionally, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. We also enter into confidentiality and intellectual property rights agreements with our employees, consultants and contractors. Under such agreements, our employees, consultants and contractors are subject to invention assignment provisions designed to protect our proprietary information and ensure our ownership in intellectual property developed pursuant to such agreements.
Regulatory
In the United States, at the federal level, we are subject to regulation by the Federal Communications Commission, or FCC, as a provider of Voice over Internet Protocol, or VoIP, as well as state and local regulations applicable to VoIP providers. For example, such regulations include E-911 requirements, conditions for porting of phone numbers, protection of customer data generated by the use of our services, disability access rules, providing law enforcement with access to records, and obligations to contribute to federal programs including the federal universal service fund and other regulatory funds as well as state universal service programs. We are also subject to E-911 surcharges (typically governed by localities and/or state departments of revenue). In Canada, our VoIP service subscriptions are regulated by the Canadian Radio-television and Telecommunications Commission, or CRTC, which, among other things, imposes requirements like those in the United States related to the provision of E-911 services.
Additionally, we are subject to several laws in the United States and Canada that regulate communications between businesses and their customers, and protect consumers from unwanted messages and telephone calls. These laws include, but are not limited to, the Telephone Consumer Protection Act, or TCPA, Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, and Canada’s Anti-Spam Law, or CASL. To the extent that our subscribers use our SMS texting, VoIP telephone, email marketing, and fax services, we provide features and functionality that enable our subscribers to manage their compliance with these customer protection laws. As electronic messaging increases in popularity, we expect regulations and best practices in this area to continue evolving, which may impact our ability to offer services and our cost to deliver our services.
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the internet outside the United States varies from country to country, and may be more onerous than imposed on our subscriptions in the United States. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations.

In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information, including Protected Health Information or Personal Health Information. The collection, use, processing, or disclosure of personal information may be subject to United States and Canadian federal, state and provincial regulations, including, but not limited to, the Health Insurance Portability and Accountability Act, or HIPAA; the California Consumer Privacy Act, or CCPA (California); US state data breach notification laws; and the Personal Information Protection and Electronic Documents Act, or PIPEDA (Canada).
In addition to these regulations, many states continue to consider enacting privacy legislation that may apply to companies such as us which collect, store, and process many types of data, including personal data. In particular, California has recently enacted the CCPA. The CCPA imposes new obligations on qualifying for-profit companies, such as us, doing business in California, and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents.
As internet commerce and communication technologies continue to evolve, thereby increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process, and transmit large volumes of personal information, increasingly restrictive regulation by federal, state, or foreign agencies becomes more likely.
Regulations that do not directly apply to our business, but which do apply to our customers and partners, can also impact our business. As we expand our business, addressing customer and partner requirements in new jurisdictions and new verticals often requires investment on our part to address regulations that apply to our customers. Globally, these regulations continue to be introduced and to change over time. Such regulations can impact our ability to offer services to various customer segments, and our cost to deliver our services.
Corporate Information
We were organized in Delaware in September 2008 as Recall Solutions, LLC. We converted into a Delaware corporation in October 2015 under the name Weave Communications, Inc. Our principal executive offices are located at 1331 W Powell Way, Lehi, Utah 84043 and our telephone number is (888) 579-5668.
Available Information
We maintain a website at https://www.getweave.com. We make available free of charge, on or through our website via the Investor Relations section at https://investors.getweave.com/, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, or the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.getweave.com/. We use these channels, as well as social media, including our Twitter account (@getweave), our blog (www.getweave.com/blog), our LinkedIn page (www.linkedin.com/company/weave-communications), our Instagram account (@getweave), and our Facebook page (https://www.facebook.com/search/top?q=weave), to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this report, and the inclusion of our website addresses and social media channels are inactive textual references only.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and the section titled “Management’s discussion and analysis of financial condition and results of operations,” before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
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
The continued spread of COVID-19 has had a disproportionate adverse impact on small and medium-sized businesses, or SMBs, as compared to larger companies. Since the vast majority of our customers are small businesses, we experienced a slowdown in new customer acquisition beginning in the first half of 2020. Despite widespread vaccination efforts in the United States, COVID-19 continues to have an adverse impact on our customers and their clients, as it did beginning in December 2021 when we experienced unexpected challenges with our sales and installation activities due to the impact of the spread of the Omicron variant of the disease. The impact of existing variants and any future variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators.
The continuing economic uncertainty arising from the COVID-19 pandemic could also potentially result in reduced customer demand and willingness to enter into or renew subscriptions with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. We may also experience impact from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription renewals, or reducing budgets. In addition, a majority of our customers are on monthly subscription arrangements with us and could terminate their subscriptions on short notice. If potential customers determine not to enter into subscriptions or defer subscribing to our platform, or if customers terminate or fail to renew their subscriptions, fail to pay us or reduce their spending with us, our revenue may grow more slowly or decline, we may be unable to collect amounts due and we may incur costs in enforcing the terms of our contracts.

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
Our revenue was $115.9 million, $79.9 million and $45.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of the end of each of those periods, customer locations under subscription were 23,831, 18,539 and 13,084, respectively. Additionally, we have experienced significant growth in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges that have been exacerbated by the high levels of employee turnover, particularly in our customer service and sales organizations in 2021. We have also recently expanded operations outside the United States including launching sales operations in Canada in 2020 and establishing engineering and administrative operations in India in 2021.
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
•ability to support and charge usage-based fees for our products and services;
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
Our ability to attract new customers, retain existing customers and increase use of the platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, our efforts to provide satisfactory customer service, the stability and reliability of our platform, the perceived value of our platform and the features and functionality it offers, and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
A majority of our customers pay their subscription on a monthly basis, while a significant and increasing percentage of our customers pay their subscriptions on an annual basis. Our customers have no contractual obligation to renew their subscriptions after their subscription term expires. As a result, even though the number of customers using our platform has grown rapidly in recent periods, there can be no assurance that we will be able to retain these customers. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices or contract breaches. We have historically experienced customer turnover as a result, in part, of our customers being SMBs, which as a category, are more susceptible than larger businesses to general economic conditions, higher levels of churn, consolidation with other businesses and other risks affecting their businesses.
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
To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, retain and manage our workforce. These improvements will require significant investments in, among other things, sales and marketing, customer support, technology infrastructure, regulatory compliance and risk management and general and administrative functions. These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, or if we encounter difficulties in managing a growing number of customers, our business, financial position and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term. Risks that we face in undertaking future expansion include:
•effectively recruiting, integrating, training, and motivating a large number of new employees, including our customer services representatives, direct sales force, and engineering resources, while retaining existing employees and reducing the rate of employee turnover, maintaining the beneficial aspects of our corporate culture, and effectively executing our business plan;
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
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. SMBs often have higher rates of business failures. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. The COVID-19 pandemic has adversely impacted economies and financial markets globally, which have particularly impacted many SMBs. SMBs are also typically less able to make technology-related decisions based on factors other than price. These factors may make us more susceptible to economic downturns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
We face risks in targeting medium-sized businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could suffer.
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses. As we target a portion of our sales efforts to larger and multi-location businesses, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location businesses may require us to invest more time educating potential customers about the benefits of our subscriptions. In addition, larger and multi-location businesses may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements, or SLAs, or other contractual terms that may introduce additional risk. To date, there has not been a material failure to meet our service-level commitments, and we do not currently have any material liabilities accrued on our consolidated balance sheets for such commitments. Our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $51.7 million, $40.4 million and $32.1 million in 2021, 2020 and 2019, respectively. We had an accumulated deficit of $181.9 million as of December 31, 2021. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
•sales and marketing, including the continued expansion of our direct sales organization and marketing programs and expanding our programs directed at increasing our brand awareness among current and new customers;

•increased labor and compensation expenses;
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
•changes in payment processing network and partner fees;
•increases in fees from integration partners, such as providers of practice management systems or accounting software;

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
We believe that our future success will depend in part on the growth, if any, and evolution of the market for a platform that enables SMBs to communicate and engage with their customers. The utilization of a platform by SMBs to communicate and engage with their customers is still relatively new, and SMBs may not recognize the need for, or benefits of, our platform and products. SMBs may decide to adopt alternative products and services to satisfy their communications and customer engagement needs. In order to grow our business and extend our market position, we intend to focus on educating SMBs about the benefits of our products and platform, expanding the functionality of our platform and products and bringing new technologies to market to increase market acceptance and use of our platform and to address additional markets. Our ability to expand the market that our platform and products address depends upon a number of factors, including the cost, performance, technology, IT infrastructure, and the perceived value associated with our platform and products. The market for our platform and products could fail to grow significantly or there could be a reduction in demand for our platform and products as a result of a lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our platform and products decreases, then our business, results of operations and financial condition could be adversely affected.
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
Our expansion into new vertical markets also depends upon our ability to adapt our existing platform, develop additional features and functionality to meet the particular needs of each new vertical market, and integrate our platform with practice management software or other systems of record. For example, home services providers may require greater mobile functionality than customers in other vertical markets. Other new vertical markets may require additional functionality to address regulatory considerations. For example, in our existing vertical markets such as dentistry and optometry, we had to expend significant time and resources to integrate with dental practice management software and address the strict patient and other privacy regulations associated with those industries. We may not have adequate financial or technological resources to develop effective and secure enhancements to our platform and new products that will satisfy the demands of these new vertical markets. In addition, we will need to make sales and marketing investments to increase awareness of our platform and products in new vertical markets in which we have not historically had a presence. Further, as positive references from existing customers are vital to expanding into new vertical and geographic markets within the home services economy, any dissatisfaction on the part of existing customers may harm our brand and reputation and inhibit market acceptance of our platform and products.
As part of our strategy to expand into new vertical markets, we may look for acquisition opportunities and partnerships that will allow us to enhance our offerings and distribution channels for those verticals and increase our market penetration. We may not be able to successfully identify suitable acquisition, partnership, or integration candidates in the future, and if we do, they may not provide us with the benefits we anticipated.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. As a result of COVID-19, our in-person lead generation and marketing efforts have largely halted, but we anticipate rebalancing our marketing spend to account for the resumption of in-person business development activities. To the extent that trade shows and other in-person lead generation activities resume, there can be no assurance that those activities will attract new customers in a cost-effective manner or at levels that existed prior to the COVID-19 pandemic.
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
•integrated payment providers;
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third-parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals: Yealink to supply phones for our platform and Stripe to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the texting functionality of our platform. We also rely on hosted SaaS technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with our sole source hardware suppliers and maintain only a small amount of inventory, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services may not continue to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of the supply, right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business. In addition, even if we are able to identify equivalent hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
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
We have in the past experienced limited interruptions with respect to payments processed through Stripe, which in some cases resulted in the temporary inability of some of our customers to collect payments through our platform. In the event that Stripe fails to maintain adequate levels of support, experiences interrupted operations, experiences a breach of their networks or systems, does not provide high quality service, or increases the fees they charge us, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations. In addition, interruptions affecting payment processing by Stripe could result in periods of time during which Weave Payments cannot function properly, and therefore cannot collect payments for our customers, which could adversely affect our relationships with our customers and our business, reputation, brand, financial condition, and results of operations.
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
We cannot accurately predict customers’ usage levels. Revenue from Weave Payments is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through our platform in a particular period. This amount may vary, depending on, among other things, interchange and processor fees, the success of our customers’ businesses, the proportion of our customers’ payment volume processed through our platform, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from Weave Payments varies depending on the particular type of payment processed on our platform. During the COVID-19 pandemic, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, accounted for a larger proportion of the total payment transactions processed through our platform, which contributed to higher gross margins on those transactions than in prior periods. We expect the relative percentage of credit card transactions, and transactions where the card is present to increase in future periods.
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
To increase total customers and achieve broader market acceptance of our platform and products, we will need to expand our marketing and sales operations, including our sales force. We will continue to dedicate significant resources to inbound and outbound sales and marketing programs and to increase and develop our digital marketing competencies. The effectiveness of our inbound and outbound sales and marketing and third-party channel partners has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources. We may not achieve anticipated revenue growth by expanding our sales force if, among other reasons, we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective. Our business will be seriously harmed if our investments in sales and marketing do not generate an increase in revenue that represents an appropriate return on our investment.

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
We expect to open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we recently opened an office and as of December 31, 2021 had onboarded a team of 58 employees in India to further our engineering and administrative operations.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in Utah, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. In addition, we recently completed our initial public offering, or IPO, and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO, particularly as our stock price has declined substantially since our IPO. Our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile, and we may not be able to identify or implement such changes in a timely manner. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our platform and products, which could adversely affect our business, results of operations and financial condition. In addition, replacing key employees and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Current nationwide job market dynamics, where the number of workers across the U.S. who quit their job in a single month in 2021 has broken multiple all-time U.S. records (referred to as the "Great Resignation"), further increases the challenge of employee retention. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
We have experienced and may continue to experience rapid expansion and turnover of our employee ranks. In May 2020, in response to the COVID-19 pandemic, we reduced our employee ranks by approximately 55 employees. Additionally, in recent periods, we have experienced transitions in our executive leadership team. We have subsequently hired additional personnel to support the growth of our business. These changes may yield unintended consequences and costs, such as additional attrition, the distraction of employees, reduced employee morale and could adversely affect both our reputation as an employer and our company culture, which could make it more difficult for us to hire new employees in the future.
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
A number of members of our senior management team, including our Chief Executive Officer, Roy Banks, joined our company relatively recently, and several long-tenured members of management have transitioned out of our organization. As a result, the remaining members of management are even more critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team, including members of our financial and accounting staff, has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives. Further, organizational changes like these can be disruptive because new members of management may have different backgrounds, experiences and perspectives from those individuals who previously served as executive officers and, thus, may have different views on the issues that will determine our future. Changes like these have also contributed and may continue to contribute to attrition in a competitive labor market.
Our success depends largely upon the continued services of our senior management and other key personnel. From time to time, there have been changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business, and we can provide no assurance that any of our executives or key employees will continue their employment with us. Our senior management and key employees are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have “key person” insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our Chief Executive Officer, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Furthermore, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain of our key personnel, our business, results of operations and financial condition could be harmed.
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
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costxly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank, or SVB, contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of December 31, 2021, we had $10.0 million outstanding under this loan and security agreement.
Risks Related to Governmental Regulation
Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
As a provider of interconnected voice over internet protocol, or VoIP, services, we are subject to various international, federal, state and local requirements applicable to our industry. For example, our business is regulated by the Federal Communications Commission, or FCC. The FCC is considering whether interconnected VoIP services should be treated as telecommunications services, which could subject interconnected VoIP services to additional common carrier regulation. The FCC’s efforts may result in additional regulation of IP network and service providers, which may negatively affect our business. If we do not comply with applicable FCC rules and regulations, or rules and regulations of other governing regulatory agencies, we could be subject to enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry and could have a material adverse impact on our revenue. The failure of our platform and products to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition or operating results.
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
Regulation of our services as telecommunications services may require us to obtain authorizations or licenses to operate in additional states or foreign jurisdictions and comply with legal requirements applicable to traditional telephony providers. This regulation may impact our ability to differentiate ourselves from incumbent service providers and impose substantial compliance costs on us, negatively affecting our margins.
Efforts to address robo-calling and caller ID spoofing could cause us competitive harm.
In June 2019, the FCC ruled that providers of voice services may by default (subject to opt-out by subscribers) block voice traffic based on reasonable analytics designed to identify unwanted calls. In March 2020, the FCC required that all voice service providers implement the STIR/SHAKEN caller ID authentication framework in the Internet Protocol, or IP, portions of their networks by June 30, 2021 and that non-facilities-based voice providers comply fully with STIR/SHAKEN by June 30, 2022. There remains significant uncertainty regarding how STIR/SHAKEN will work and the standards by which voice service providers that do not have authorization to directly obtain telephone numbers will be able to authenticate calls originated by their customers. We currently rely on our service providers in order to be able to authenticate calls under STIR/SHAKEN originated by our subscribers in the United States.
The STIR/SHAKEN framework will likely be used throughout the world. It is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these standards may not be interoperable with the U.S. requirements. For example, the Canadian Radio-television and Telecommunications Commission, or CRTC, has required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-based voice calls, effective November 30, 2021, and file status reports every six months starting May 31,

2022. Despite initially denying non-facilitites based providers access, the Canadian Secure Token Governance Authority, or CST-GA, created a new process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates to allow higher (Level Aor B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at greater risk of being blocked or flagged and ignored by end users. Further it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
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
The actual or perceived improper sending of text messages, pre-recorded messages, or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991, or TCPA, and the Telemarketing Sales Rule restrict telemarketing and the use of automatic SMS text messages. The TCPA requires companies to obtain prior express written consent before making telemarketing calls or sending certain text messages and to not contact any number placed on either federal or state “do-not-call” registries or the company’s internal do-not-call list. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls, and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission, or FTC, rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. Because the TCPA provides for a private right of action under which a plaintiff may recover monetary damages, this may result in civil claims against our company and requests for information through third party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies, in particular, our acceptable use policies. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. These risks may increase as we enter new vertical markets that rely more heavily on email marketing campaigns to obtain new customers. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our acceptable use policy, and our email and messaging policies, and, in certain circumstances, we review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies.
We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There have been various Congressional and executive efforts to eliminate or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. President Biden and many Members of Congress from both parties support reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, a petition filed by the Trump administration with the FCC to adopt rules interpreting Section 230 remains before the FCC. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic Commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Similar rules in Canada, such as Canada’s Anti-Spam Legislation and Unsolicited Telecommunications Rules, may subject our company to similar risks, even if merely resulting in reputational or monetary harm associated with investigating and defending such claims, even if such claims do not result in liability.
Our emergency and E-911 calling services may expose us to significant liability.
The FCC requires VoIP providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line 911 network. Under the FCC’s rules, VoIP providers must transmit the caller’s phone number and dispatchable location information to the appropriate public safety answering point, or PSAP, for the caller’s registered location. We are also subject to similar requirements in Canada.
In connection with the regulatory requirements that we provide access to emergency services dialing to our VoIP customers, we must obtain from each end customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For subscriptions that can be utilized from more than one physical location, we must provide automated dispatchable location, if technically feasible, registered location information and provide end customers one or more methods of updating their physical location, or alternative location information. Because we are not able to confirm that the service is used at the physical addresses provided by our end customers, and because end customers may provide an incorrect location or fail to provide updated location information, it is possible that emergency services calls may be routed to the wrong PSAP. If emergency services calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages could be substantial.
In August 2019, the FCC adopted an order that will require providers of interconnected VoIP service to automatically provide with each 911 call, when technically feasible, more specific address information that can be used to adequately identify the location of the caller (such as a room or floor number). The requirement took effect on January 6, 2022. In addition to existing applicable 911/E-911 requirements, the CRTC has required telecommunications service providers (including VoIP providers) to make necessary changes to support next generation 911 by March 1, 2022.
The FCC also issued rules, effective February 17, 2020, that require providers of multi-line telephone systems (MLTS), which are typically found in enterprises such as office buildings, to provide notification when 911 is called to a central location on-site or off-site where someone is likely to see or hear the notification, such as a reception desk. The notification must include the fact that 911 has been dialed, and where technically feasible, a valid callback number and information about the caller’s location. Similar regulations exist in a number of states and are expected to be enacted in Canada in addition to existing requirements for MLTS providers. The ongoing implementation of these requirements may increase our costs and make our solutions more expensive, which could adversely affect our results of operations.

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
There is considerable activity in connection with the development of intellectual property, whether or not patentable, in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry and our business. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. From time to time, we have been and will continue to be subject to legal proceedings and claims by our competitors or other third parties that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of such intellectual property rights. Such claims, regardless of merit, may result in litigation. The costs of defending such litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events or other outcomes may:
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, we had NOL carryforwards for federal and state income tax purposes of $169.1 million and $113.1 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2037 for federal purposes and 2032 for state purposes if not utilized. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past, including as a result of our IPO. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
Risks Related to Accounting Matters
As previously reported in our prospectus filed with the SEC November 10, 2021 (the “Prospectus”), we have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting which consisted of the following:
•We did not design and maintain an effective control environment commensurate with our accounting and financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training to appropriately analyze, record, review, and disclose the accounting impacts of the application of US GAAP within the consolidated financial statements to more complex transactions and commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weakness:
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
•Engaging an external advisor to assist with further evaluating, designing and documenting the design and operating effectiveness of our internal control over financial reporting and assist with the remediation of deficiencies, as necessary; and
•Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting.
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate to continue to expend, significant resources, including accounting-related costs and significant management oversight.
We are remediating the material weaknesses as efficiently and effectively as possible and remediation efforts will continue beyond the fiscal year ended December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
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
As a public company, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting. Following our first annual assessment, we are also required to disclose, on a quarterly basis, changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Failure to comply with the rules and regulations of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation of the effectiveness of our internal control over financial reporting, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
A failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations, which in turn could harm investor confidence in our company and the trading price of our common stock.
The rules and regulations of the SEC require that we evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting. We are continuing to improve our internal control over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls, including, without limitation, the material weaknesses in our internal control over financial reporting described above.
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Annual Report on Form 10-K and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and stock-based compensation, including the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Substantially all of our outstanding securities are currently restricted from resale as a result of lock-up and market standoff agreements. These securities may not be sold during the period from the date of the final prospectus dated November 10, 2021, or the Prospectus, and filed with the SEC pursuant to Rule 424(b) under the Securities Act, continuing through the earlier of (i) the commencement of trading on the second trading day after the date that we publicly announce earnings for the quarter ending March 31, 2022, and (ii) the 181st day after the date of the Prospectus.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 73% of our total shares outstanding as of December 31, 2021. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, supply chain shortages, economic inflation, geopolitical developments, such as existing and potential trade wars, military conflicts, including the military conflict between Russia and Ukraine, and other events outside of our control such as the continuing COVID-19 pandemic, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate substantially all of our revenue from SMBs, which may be affected by economic uncertainty or downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our platform or products, or prospective customers delay adoption or elect not to adopt our platform or products, as a result of a weak economy or recession or due to economic uncertainty, this could adversely affect our business, results of operations and financial condition. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2021, we currently lease approximately 180,000 square feet of office space for our current corporate headquarters in Lehi, Utah under a lease agreement that expires in 2033. We also maintain offices in St. George, Utah and Noida, India.
We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations close to our current facility.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock began trading on the New York Stock Exchange under the symbol “WEAV” on November 11, 2021 in connection with the IPO of our common stock. Prior to that date, there was no public market for our common stock.
Holders of Record
As of March 11, 2022, there were 69 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion, the terms of any then-outstanding debt instruments and other factors that our board of directors may deem relevant.
Stock Performance Graph
This graph is not “soliciting material” or subject to Regulation 14A, deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph depicts the total cumulative stockholder return on our common stock from November 11, 2021, the first day of trading of our common stock on The New York Stock Exchange, through December 31, 2021, relative to the performance of the Standard & Poor's (S&P) 500 Index and the Russell 2000 Index. The graph assumes an initial investment of $100.00 at the close of trading on November 11, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return*
Among Weave Communications, Inc., the S&P 500 Index and the Russell 2000 Index

$110
$100
$90
$80
$70
11/11/21
11/30/21
12/15/21
12/31/21
WEAV
S&P 500
Russell 2000

*$100 invested on November 11, 2021 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.

	November 11, 2021	December 31, 2021
Weave Communications, Inc.	$ 100.00	$ 79.35
S&P 500	$ 100.00	$ 102.78
Russell 2000	$ 100.00	$ 93.34
Sale of Unregistered Securities and Use of Proceeds
Recent Sales of Unregistered Securities
From October 1, 2021 through November 12, 2021 (the date of the filing of our registration statement on Form S-8), we did not grant any options to purchase shares of the Company’s common stock under our 2015 Plan.
On November 12, 2021, we issued an aggregate of 104,269 shares of our common stock upon the net exercise of outstanding warrants to purchase 45,000 and 62,000 shares of our common stock at exercise prices of $0.20 and $0.6825 per share, respectively.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The cashless exercises of warrants were exempt pursuant to Section 3(a)(9) of the Securities Act, as no commission or other remuneration was paid or given directly or indirectly for soliciting the exchanges and the Company did not receive any compensation for the issuance of the shares of common stock in connection with such exercises. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

Use of Proceeds from Registered Securities
On November 15, 2021, we completed our IPO pursuant to which we issued and sold 5,000,000 shares of common stock at a price to the public of $24.00 per share. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-260321), which was declared effective by the SEC on November 10, 2021. Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Piper Sandler & Co., Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated, William Blair & Company, L.L.C., Guggenheim Securities, LLC, Academy Securities, Inc., Loop Capital Markets LLC, and Tigress Financial Partners LLC acted as underwriters for the IPO. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.
The net proceeds to us, after deducting underwriting discounts and commissions of $8.4 million and estimated offering expenses of $4.0 million, were $107.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus dated as of November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2021.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impact of COVID-19 on our business, results of operations and financial condition and our and the U.S. government or regulator’s further responses to it, and the impact of COVID-19 on our business, results of operations and financial condition and our and the U.S. government’s response to it, and those identified above, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Annual Report, unless otherwise specified or the context otherwise requires, “Weave,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its consolidated subsidiaries.
We have omitted the management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 compared to the year ended ended December 31, 2019 as it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Result of Operations within our Prospectus, which was declared effective by the SEC on November 10, 2021.
Overview
Weave is a leading all-in-one customer communications and engagement software platform for small and medium-sized businesses. We are creating a world where SMB entrepreneurs can utilize state-of-the-art technology to transform how they attract, communicate and engage customers, grow their business and realize their dreams. Our platform enables entrepreneurs to maximize the value of their customer interactions and minimize the time and effort spent on manual or mundane tasks. In a similar way to how the smartphone has transformed the manner in which we live our daily lives, our platform changes the way SMBs manage their businesses.
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
Initial Public Offering
On November 15, 2021, we completed our IPO for the sale of 5,000,000 shares of our common stock, $0.00001 par value per share at an offering price of $24.00 per share, pursuant to our Prospectus. We received aggregate proceeds of $111.6 million from our IPO after deducting underwriting discounts and commissions.

In connection with the IPO, the 43,836,109 outstanding shares of redeemable convertible preferred stock with a carrying value of $151.9 million converted into an aggregate of 43,836,109 shares of common stock.
See footnote 13 within the consolidated financial statements for details on additional equity-based compensation elements, including the 2021 Equity Incentive Plan, the Employee Stock Purchase Plan and Restricted Stock Units, which were adopted/issued in connection with the IPO.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our software platform and phone services, including recurring hardware fees. These recurring revenues accounted for 94%, 95% and 98% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.

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
The table below sets for our revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services, and phone hardware:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Subscription and payment processing:
Revenue	$108,841	$74,182	$42,838
Cost of revenue	29,452	19,595	10,171
Gross profit	$79,389	$54,587	$32,667
Gross margin	73%	74%	76%
Onboarding:
Revenue	$3,687	$3,095	$745
Cost of revenue	10,942	7,691	3,803
Gross profit	$(7,255)	$(4,596)	$(3,058)
Gross margin	(197)%	(149)%	(411)%
Hardware:
Revenue	$3,343	$2,619	$2,163
Cost of revenue(1)	8,978	7,163	4,546
Gross profit(1)	$(5,635)	$(4,544)	$(2,383)
Gross margin	(169)%	(174)%	(110)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform and the growth of the market for SMB communications and engagement. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, professional events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we recently introduced multi-office functionality to our platform to allow us to better service organizations with multiple locations. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them. As of December 31, 2021, we had more than 22,000 customers in the United States and Canada, spanning organizations across our end markets, and 23,831 customer locations under subscription.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork and our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases. The deployment of the Weave phone system at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have added additional add-on products in recent years, such as Weave Payments, which we have begun to successfully cross-sell to our customer base. We believe our increasing dollar-based net retention rate over the periods presented demonstrates the effectiveness of this strategy. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 73%,74% and 76% for the years ended December 31, 2021, 2020 and 2019.
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
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for communications and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals and building the remaining “last mile” of vertical-specific functionality. Entering a new industry vertical includes identifying, evaluating, developing and launching the new offering. We create functionality specific to the new industry vertical and then integrate that functionality with the primary systems of record in that vertical. We started in dental and have since successfully expanded to optometry and veterinary, among other areas. In the near term, while we intend to continue to grow within our core vertical markets, we are focused on additional expansion opportunities. We believe expansion into adjacent markets, such as home services, diversifies our end-market exposure and creates a flywheel effect.
Business Update Regarding COVID-19
The COVID-19 pandemic has had a disproportionate adverse impact on SMBs as compared to larger companies. This resulted in an initial slowdown in new customer acquisition during the first half of 2020. However, we experienced a recovery and return to growth in subsequent periods through 2021, which we believe was aided by the meaningful ways in which the pandemic impacted our customers and intensified their communications and engagement challenges. Given the nature of our business, the COVID-19 pandemic did not have a negative material impact on our revenue and results of operations. We did not experience a material number of non-renewals of subscriptions during 2020 or 2021, nor any material declines in revenue associated with potential declines in our customers' revenues. Out of an abundance of caution, in mid 2020 we did undergo a reduction of force of approximately 9% of our total workforce, but we are now hiring and we have continued to increase our headcount, period-over-period since those terminations. Through December 31, 2021, we have experienced headwinds in our lead generation activities due to COVID-19-related cancellation or postponement of trade shows and conferences, which are channels we have historically utilized as part of our go-to-market strategy. While we believe these headwinds have negatively impacted our growth rates throughout 2020 and 2021, we have shifted our lead-generation activities to increase our focus on inbound and outbound channels which has driven substantial growth in customer locations under subscription and revenue over the same periods.
Despite widespread vaccination efforts in the United States, COVID-19 could still have an adverse impact on our customers and their clients. For example, the Omicron variant, which appears to be the most transmissible variant to date, has spread throughout the United States. The impact of the Omicron variant and additional variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. As a result, we could experience reduced customer demand and willingness to enter into or renew subscriptions with us. We may also experience impact from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription
Key Business Metrics
In addition to our GAAP financial information, we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	December 31,
	2021	2020	2019
Number of locations (at period end)	23,831	18,539	13,084
Dollar-based net retention rate	103%	102%	97%
Dollar-based gross retention rate	94%	91%	93%
Number of Customer Locations
We believe the number of customer locations for each year provides us an indicator of our market penetration, the growth of our business and our potential future business opportunities. We measure locations as the total number of customer locations under subscription active on the Weave platform as of the end of each month. A single organization or customer with multiple divisions, segments, offices or subsidiaries is counted as multiple locations if they have entered into subscriptions for each location.
We believe quarter to quarter changes in the number of customer locations do not provide meaningful information because they tend to overstate positive or negative trends in our business. Accordingly, we plan to only disclose this information on an annual basis in our annual reports on Form 10-K and our annual and fourth quarter earnings releases.
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

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(20,373)	$(15,518)	$(22,069)
Net cash used in investing activities	$(9,809)	$(3,859)	$(2,469)
Net cash provided by (used in) financing activities	$110,480	$(5,150)	$64,995
Free cash flow	$(30,182)	$(19,377)	$(24,538)
Net cash used in operating activities as a percentage of revenue	(18)%	(19)%	(48)%
Free cash flow margin	(26)%	(24)%	(54)%
Net loss	$(51,690)	$(40,421)	$(32,060)
Adjusted EBITDA	$(33,271)	$(25,592)	$(28,778)
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
Free Cash Flow and Free Cash Flow Margin

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue	$115,871	$79,896	$45,746

Net cash used in operating activities	$(20,373)	$(15,518)	$(22,069)
Less: Purchase of property and equipment	(7,376)	(2,759)	(2,469)
Less: Capitalized internal-use software	(2,433)	(1,100)	—
Free cash flow	$(30,182)	$(19,377)	$(24,538)
Net cash used in investing activities	$(9,809)	$(3,859)	$(2,469)
Net cash provided by (used in) financing activities	$110,480	$(5,150)	$64,995
Net cash used in operating activities as a percentage of revenue	(18)%	(19)%	(48)%
Free cash flow margin	(26)%	(24)%	(54)%

Adjusted EBITDA

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net loss	$(51,690)	$(40,421)	$(32,060)
Interest on outstanding debt	1,184	1,097	811
Tax expense (benefit)	60	—	—
Depreciation(1)	2,269	1,611	1,076
Amortization(2)	815	508	—
Equity-based compensation	14,091	11,613	1,395
Adjusted EBITDA	$(33,271)	$(25,592)	$(28,778)
______________
(1)    Does not include depreciation on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month to month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we offer pricing concessions that apply ratably over the twelve-month subscription plan. As of December 31, 2021 and December 31, 2020, approximately 42% of customer locations elected annual prepayments. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred. Recurring revenue on subscriptions and hardware, excluding Weave Payments, accounted for 94%, 95% and 98% of total revenue for the years ended December 31, 2021, 2020 and 2019.
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
We also collect non-recurring installation fees for onboarding customers, the revenue for which is recognized upon completion of the installation. In the first quarter of 2020, we launched a nationwide installation program, or the Installation Program, and began encouraging all new customers to use an on-site technician to configure phone hardware, install our platform software and assist with network upgrades recommended to optimize platform performance. While the Installation Program increased our revenue in 2020, it also increased our onboarding costs substantially. This program was phased out during the third and fourth quarters of 2021, resulting in limited impact to revenue and cost of revenue. Following this change, our customers now directly engage with third-party independent contractors to configure hardware, install the software and assist with upgrades, for which we do not derive any revenue. We may also collect installation or activation fees for the onboarding services provided by our employees.

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
As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that the dollar amount of our cost of revenue will continue to increase. However, our cost of revenue has been and will continue to be affected by a number of factors including increased regulatory fees on texting and phone calls, the number of phones provided to customers, our equity-based compensation expense, and the timing of the amortization of internal-use software development costs, which could cause it to fluctuate as a percentage of revenue in future periods.
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
We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As in-person events and conferences return to activity, we will experience an increase in marketing expenses. As a percentage of revenue, we anticipate sales and marketing expenses to be relatively consistent in 2022 as compared to 2021, but we expect these expenses to decrease as a percent of revenue over time.
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
In addition, in November 2021, our compensation committee approved, contingent upon the completion of this offering, the grant of a total of 171,075 restricted stock units to employees at an estimated preliminary aggregate fair value of approximately $3.2 million. These employees are all considered part of our general and administrative function. The grant date fair value is based on the number of RSUs multiplied by the close price on November 12, 2021, the date on which the related S-8 was filed.
Interest Expense
Interest expense results primarily from interest payments on our borrowings and interest on capital lease obligations. Interest on borrowings is based on a floating per annum rate at specified percentages above the prime rate. Interest on capital leases is based on our incremental borrowing rate at the time the agreements are initiated.
Other Income (Expense), Net
Other income consists primarily of interest income earned on our cash and cash equivalents.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$115,871	$79,896	$45,746
Cost of revenue (1)	49,372	34,449	18,520
Gross profit	66,499	45,447	27,226

Operating expenses:
Sales and marketing (1)	58,244	39,258	31,726
Research and development (1)	27,009	19,967	14,407
General and administrative (1)	31,637	25,793	13,016
Total operating expenses	116,890	85,018	59,149
Loss from operations	(50,391)	(39,571)	(31,923)

Other income (expense):
Interest expense	(1,184)	(1,097)	(811)
Other income (expense), net	(55)	247	674
Loss before income taxes	(51,630)	(40,421)	(32,060)
Provision for income taxes	(60)	—	—
Net loss	$(51,690)	$(40,421)	$(32,060)

______________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	526	282	36
Sales and marketing	1,962	544	323
Research and development	3,545	1,442	274
General and administrative	8,058	9,345	762
Total equity-based compensation	14,091	11,613	1,395
Equity-based compensation expense for the years ended December 31, 2021, 2020 and 2019 included $3.4 million, $7.3 million, and $— million, respectively, of compensation expense related to amounts paid in excess of the estimated fair value of the common stock in secondary sales of common stock. See Note 13 for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	43	43	40
Gross profit	57	57	60

Operating expenses:
Sales and marketing	50	49	69
Research and development	23	25	31
General and administrative	27	32	28
Total operating expenses	101	106	129
Loss from operations	(43)	(50)	(70)

Other income (expense):
Interest expense	(1)	(1)	(2)
Other income (expense), net	—	—	1
Loss before income taxes	(45)	(51)	(70)
Provision for income taxes	—	—	—
Net loss	(45)%	(51)%	(70)%

Comparison of the Years Ended December 31, 2021 and December 31, 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue	$115,871	$79,896	$35,975	45%
Revenue increased by $36.0 million or 45% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Of the total increase, approximately $18.8 million or 52%, was attributable to new customer locations acquired during the year ended December 31, 2021, and $17.2 million, or 48%, was attributable to existing customer locations under subscription as of December 31, 2020. Customer locations totaled 23,831 as of December 31, 2021. This growth represents a 29% increase over the 18,539 locations we had as of December 31, 2020.
Cost of Revenue and Gross Margin

	Year Ended December 31,			Change
	2021		2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue	49,372		34,449	$14,923	43%
Revenue	$115,871		$79,896
Gross margin	57%	0.57	57%

The dollar amount increase in cost of revenue was primarily due to an increase of $8.2 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers, and a personnel-related cost increase of $6.7 million as a result of increased support and onboarding headcount needed to support the growth of our business and related infrastructure.
Gross margin has stayed consistent year over year. While we have seen a decrease in third-party installation costs later in the year from phasing our nationwide install program, we have also seen increased costs in voice connectivity and messaging fees and we have also accelerated customer support headcount hiring to better address anticipated customer growth.
Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$58,244	$39,258	$18,986	48%
The increase in sales and marketing expenses was primarily attributable to an increase of $11.4 million in personnel-related expenses driven by increased headcount, $4.4 million increase in advertising costs particularly due to increased digital lead generation efforts, and a $1.4 million increase in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure.
Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$27,009	$19,967	$7,042	35%
The dollar amount increase in research and development expenses was due primarily to an increase of $6.8 million in personnel-related costs driven by higher headcount directly engaged in developing new product offerings, $0.8 million in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure. These cost increases were partially offset by $1.0 million additional software development costs capitalized in 2021 compared to 2020.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$31,637	$25,793	$5,844	23%
The dollar amount increase in general and administrative expenses was primarily due to increases of $2.4 million in personnel-related expenses driven by increased headcount, $1.7 million in computer and office supplies, including software subscription costs. Related to our initial public offering, we also saw an increase of $0.4 million in professional fees, which included accounting and legal fees not considered direct offering costs related to our IPO, and a $0.5 million increase in liability insurance expense.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Other income (expense), net	$1,239	$850	$389	46%
The increase is due to additional interest expense related to an increased number of phone hardware capital lease agreements.
Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$60	$—	$60	100%
Provision for income taxes increased $0.1 million due to the start up of operations in a new foreign jurisdiction during the year ended December 31, 2021. We expect income tax expense to increase in conjunction with growth in our international subsidiaries in the long term.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock, cash generated from the sale of subscriptions to our platform, and our bank borrowings. We have generated losses from our operations as reflected in our accumulated deficit of $181.9 million as of December 31, 2021 and negative cash flows from operating activities for the 2021, 2020 and 2019 fiscal years. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
Our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $136.0 million as of December 31, 2021.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $29.5 million of deferred revenue recorded as a current liability as of December 31, 2021. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(20,373)	$(15,518)	$(22,069)
Net cash used in investing activities	(9,809)	(3,859)	(2,469)
Net cash provided by (used in) financing activities	110,480	(5,150)	64,995
Operating Activities
For the year ended December 31, 2021, cash used in operating activities was $20.4 million, primarily consisting of our net loss of $51.7 million adjusted for non-cash charges of $36.0 million, and net cash outflows of $4.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $12.8 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings; and an increase in prepaid expenses of $4.1 million. These amounts were partially offset by a $6.6 million increase in deferred revenue due to our prepay arrangements with our customers, an increase in accounts payable and accrued liabilities of $2.1 million, and an increase in deferred rent of $4.3 million.
For the year ended December 31, 2020, cash used in operating activities was $15.5 million, primarily consisting of our net loss of $40.4 million, adjusted for non-cash charges of $28.2 million, and net cash outflows of $3.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $9.7 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings, a $0.7 million increase in prepaid expenses and a $0.6 million increase in accounts receivable due to an increase in customers and revenue. These amounts were partially offset by a $6.7 million increase in deferred revenue due to our prepay arrangements with our customers, particularly those with annual billing, and a $0.8 million increase in accrued liabilities due to increased headcount and unremitted payroll taxes related to the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
For the year ended December 31, 2019, cash used in operating activities was $22.1 million, primarily consisting of our net loss of $32.1 million, adjusted for non-cash charges of $11.0 million and net cash outflows of $1.1 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $8.9 million increase in deferred customer acquisition costs, a $1.8 million increase in accounts receivable due to an increase in customers, revenue and the number of declined credit card transactions, and a $1.1 million increase in prepaid expenses. These amounts were partially offset by a $7.9 million increase in deferred revenue due to our prepay arrangements with our customers, particularly with those with annual billing, a $1.9 million increase in accounts payable, and a $1.1 million increase in accrued liabilities due to increased headcount.
Investing Activities
Cash used in investing activities for the year ended December 31, 2021 was $9.8 million, primarily due to furniture, equipment and leasehold improvements of $7.4 million, primarily attributable to furnishing and building out our new corporate headquarters, which we occupied beginning the first quarter of 2021. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $2.4 million.
Cash used in investing activities for the year ended December 31, 2020 was $3.9 million, primarily due to furniture, equipment and leasehold improvements on our new corporate headquarters. Additional investing cash flow activities included purchases of employee equipment and personnel-related costs capitalized as internal-use software development.

Cash used in investing activities for the year ended December 31, 2019 was $2.5 million, resulting primarily from purchases of employee equipment.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was $110.5 million, primarily due to cash proceeds from our IPO, which resulted in $117.6 million proceeds to the Company, net of underwriter commissions and paid offering costs. We also received $4.2 million from employee stock option exercises and net proceeds from our line of credit of $6.0 million. These cash inflows were partially offset by payments on capital lease obligations of $7.9 million.
Cash used in financing activities for the year ended December 31, 2020 was $5.2 million, primarily as a result of principal payments on capital lease obligations, partially offset by cash proceeds from employee stock option exercises.
Cash provided by financing activities for the year ended December 31, 2019 was $65.0 million, primarily as a result of proceeds from the issuance of Series D preferred shares and employee stock option exercises, partially offset by principal payments on capital lease obligations.
Contractual Obligations and Commitments
Refer to the Notes to Consolidated Financial Statements within Part II, Item 8 of this Annual Report on Form 10-K for more details on contractual obligations.
Our principal commitments consist of obligations under the Silicon Valley Bank Credit Facility (discussed below and within Note 11), operating leases for office space (Note 9), capital leases for phone equipment for our solution (Note 10), as well as non-cancellable purchase commitments (Note 9).
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information. We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2021.
Silicon Valley Bank Credit Facility
As of December 31, 2020 and through August 2021, we carried a $4 million note payable, which bears interest at the greater of prime rate plus 0.75% and 5.50%. The note payable required interest-only payments through September 2021, followed by 36 monthly principal payments of $111,111 plus interest. Along with the note payable, Silicon Valley Bank provided us with a $10 million revolving line of credit, bearing interest at the greater of prime rate plus 0.5% and 5.25%. As of December 31, 2020 and through August 2021, we had not taken any advances on the line of credit and the full $10 million was available for borrowing.
In August 2021, we amended our agreement with Silicon Valley Bank (“SVB”) to increase the revolving line of credit from $10 million to $50 million. The total borrowing capacity is subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of our agreement with SVB, the $4 million note payable was converted to a deemed advance on the line of credit. In connection with this transaction, we drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. We are required to pay an annual fee of $0.13 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. This amended agreement includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. As of December 31, 2021, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606) for all periods presented.
Revenue recognition is determined from the following steps:
•Identification of a contract with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations within the contract; and
•Recognition of revenue when, or as, performance obligations are satisfied.
Our primary source of revenue is month-to-month subscription arrangements. Subscription revenue is generated from fees that provide customers access to one or more of our software applications and phone services. Arrangements with customers do not provide the customer with the right to take possession of our software at any time. Instead, customers are granted continuous access to the services over the contractual period. Accordingly, the fixed consideration related to subscriptions is recognized over time on a straight-line basis over the contract term beginning on the date our service is made available to the customer.

We deem phone and software service installations as a separate performance obligation. Any fees collected from customers related to installation are recognized as revenue upon completion of the installation.
For our payments product, we act as an agent between our customers and a payment facilitator. As a result, the related revenue is recorded net of transaction processing fees and is recognized when the payment transactions occur.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to independent third-parties. The costs incurred upon the execution of the contracts are primarily deferred and amortized over an expected benefit period, which we estimate to be three years. Significant judgement is used to determine the expected benefit period by taking into consideration the Company’s technology life cycle and an estimated customer relationship period, including expected contract renewals. There have been no changes to this estimated period of benefit during the reporting period.
Equity-Based Compensation
We issue stock options and restricted stock units (RSUs) to employees, consultants, and directors, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP) to employees based on their estimated fair value on the date of the grant. For stock options and ESPP, the fair value is estimated using the Black-Scholes option-pricing model, and equity-based compensation is recognized in the consolidated statements of operations using the straight-line attribution method. The fair value of RSUs is based on the closing market price of our common stock on the date of the grant. We recognize equity-based compensation expense over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
Prior to our IPO, the fair value of our common stock on the date of the grant was determined based on independent third-party valuations as there was no public market. Our first RSU grants were made effective November 12, 2021 in connection with the IPO and, as such, prior to the IPO we had not recognized equity-based compensation on RSUs.
Changes in the assumptions, which are subjective and generally require significant analysis and judgement to develop, can materially affect the valuation of our equity awards and impact how much equity-based compensation expense is recognized.
Recently Adopted Accounting Pronouncements
See the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “—Accounting Pronouncements Not Yet Adopted” in Note 2 to our consolidated financial statements for more information.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
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
As of December 31, 2020 the company had a $4 million note payable bearing interest at the greater of Prime Rate plus 0.75% or 5.50%. In August 2021, the Company restructured its debt agreement and as of December 31, 2021 had a $10 million outstanding balance on the new line of credit with an interest rate of the greater of Prime Rate plus 0.25% or 3.50%. Increases in Prime Rate would increase the interest rate on these borrowings.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weave Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weave Communications, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 23, 2022

We have served as the Company’s auditor since 2016.

WEAVE COMMUNICATIONS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$135,996	$55,698
Accounts receivable	3,059	2,544
Deferred contract acquisition costs, net	8,931	7,178
Prepaid expenses	6,461	2,254
Total current assets	154,447	67,674
Non-current assets:
Property and equipment, net	24,502	18,294
Deferred contract acquisition costs, net, less current portion	7,873	6,208
Other non-current assets	663	797
TOTAL ASSETS	$187,485	$92,973
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,061	$3,400
Accrued liabilities	12,250	10,286
Deferred revenue	29,511	22,851
Current portion of capital lease obligations	8,485	7,086
Current portion of long-term debt	—	400
Total current liabilities	54,307	44,023
Non-current liabilities:
Deferred rent	4,319	1
Capital lease obligations, less current portion	6,558	7,356
Long-term debt	10,000	3,600
Total liabilities	75,184	54,980
COMMITMENTS AND CONTINGENCIES (Note 9)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.00001 par value per share; zero and 43,836,109 shares authorized, issued and outstanding as of December 31, 2021 and 2020, respectively; liquidation preference of zero and $159,073 as of December 31, 2021 and 2020, respectively	—	151,938
Stockholders' equity (deficit):
Preferred stock, $0.00001 par value per share; 10,000,000 and zero shares authorized, zero and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.00001 par value per share; 500,000,000 and 65,084,328 shares authorized as of December 31, 2021 and 2020, respectively; 64,324,628 and 11,882,286 issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	294,230	16,261
Accumulated deficit	(181,898)	(130,208)
Accumulated other comprehensive (loss) income	(31)	2
Total stockholders' equity (deficit)	112,301	(113,945)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$187,485	$92,973
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$115,871	$79,896	$45,746
Cost of revenue	49,372	34,449	18,520
Gross profit	66,499	45,447	27,226
Operating expenses:
Sales and marketing	58,244	39,258	31,726
Research and development	27,009	19,967	14,407
General and administrative	31,637	25,793	13,016
Total operating expenses	116,890	85,018	59,149
Loss from operations	(50,391)	(39,571)	(31,923)
Other income (expense):
Interest expense	(1,184)	(1,097)	(811)
Other income (expense), net	(55)	247	674
Loss before income taxes	(51,630)	(40,421)	(32,060)
Provision for income taxes	(60)	—	—
Net loss	$(51,690)	$(40,421)	$(32,060)
Less: cumulative dividends on redeemable convertible preferred stock	(1,961)	(2,124)	(1,968)
Net loss attributable to common stockholders	$(53,651)	$(42,545)	$(34,028)
Net loss per share attributable to common stockholders - basic and diluted	$(2.60)	$(3.75)	$(3.30)
Weighted-average common shares outstanding - basic and diluted	20,636,583	11,355,385	10,324,621
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(51,690)	$(40,421)	$(32,060)
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	(33)	2	—
Total comprehensive loss	$(51,723)	$(40,419)	$(32,060)
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
Balance at December 31, 2018	39,129,968	$81,939	9,628,751	$—	$1,603	$(63,518)	$—	$(61,915)
Cumulative effect of Topic 606	—	—	—	—	—	5,791	—	5,791
Issuance of common shares from stock option exercises	—	—	1,187,480	—	799		—	799
Issuance of Series C preferred shares	9,337	50	—	—	—	—	—	—
Issuance of Series D preferred shares	4,696,804	69,949	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,395	—	—	1,395
Net loss	—	—	—	—	—	(32,060)	—	(32,060)
Balance at December 31, 2019	43,836,109	$151,938	10,816,231	$—	$3,797	$(89,787)	$—	$(85,990)

Issuance of common shares from stock option exercises	—	—	1,066,055	—	851	—	—	851
Equity-based compensation	—	—	—	—	11,613	—	—	11,613
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(40,421)	—	(40,421)
Balance at December 31, 2020	43,836,109	$151,938	11,882,286	$—	$16,261	$(130,208)	$2	$(113,945)

Issuance of common shares from stock option exercises	—	—	3,501,964	—	4,166	—	—	4,166
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(43,836,109)	(151,938)	43,836,109	—	151,938	—	—	151,938
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	5,000,000	—	111,600	—	—	111,600
Offering costs	—	—	—	—	(3,826)	—	—	(3,826)
Cashless exercise of common stock warrants	—	—	104,269	—	—	—	—	—
Equity-based compensation	—	—	—	—	14,091	—	—	14,091
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(33)	(33)
Net loss	—	—	—	—	—	(51,690)	—	(51,690)
Balance at December 31, 2021	—	$—	64,324,628	$—	$294,230	$(181,898)	$(31)	$112,301

The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021		2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,690)		$(40,421)	$(32,060)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,140	—	9,425	5,732
Provision for losses on accounts receivable	355		287	92
Amortization of contract acquisition costs	9,410		6,862	4,141
Gain on recovery of previously recognized contract loss	—		—	(317)
Equity-based compensation	14,091		11,613	1,395
Changes in operating assets and liabilities:
Accounts receivable	(870)		(567)	(1,751)
Contract acquisition costs	(12,828)		(9,670)	(8,928)
Prepaid expenses and other assets	(4,073)		(727)	(1,060)
Accounts payable	583		302	1,856
Accrued and other liabilities	1,564		792	1,064
Deferred revenue	6,627		6,738	7,909
Deferred rent	4,318		(152)	(142)
Net cash used in operating activities	(20,373)		(15,518)	(22,069)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,376)		(2,759)	(2,469)
Capitalized internal-use software costs	(2,433)		(1,100)	—
Net cash used in investing activities	(9,809)		(3,859)	(2,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance on line of credit	6,000		—	—
Principal payments on capital lease obligations	(7,860)		(6,001)	(4,389)
Proceeds from stock option exercises	4,166		851	799
Payout of accrued repurchase of common shares	—		—	(1,414)
Proceeds from preferred shares issuance, net of professional fees paid	—		—	69,999
Proceeds from initial public offering, net of underwriting discounts	111,600		—	—
Paid offering costs	(3,426)		—	—
Net cash provided by (used in) financing activities	110,480		(5,150)	64,995
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,298		(24,527)	40,457
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,698		80,225	39,768
CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,996		$55,698	$80,225
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,184		$1,078	$811
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	78		130	10
Equipment purchases financed with capital leases	8,461		8,733	8,943
Accrued unpaid offering costs	400		—	—
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Description of the Business
Description of the Business
Weave Communications, Inc. (the “Company”) sells subscriptions for its integrated communications platform, which combines software communication and analysis tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
Initial Public Offering
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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively “Weave” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Segments
The Company operates as one operating and reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates reporting operations and financial information on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, recoverability of long-lived assets, fair value of issued warrants, fair value of equity-based compensation, amortization period of deferred contract acquisition costs, and useful lives for depreciable assets.
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of December 31, 2021 and December 31, 2020. As of December 31, 2021 and December 31, 2020 the Company did not have any restricted cash.
Liquidity and Capital Resources

The Company has incurred losses and generated negative cash flows from operations since inception. As of December 31, 2021 the Company had an accumulated deficit of $181.9 million. The Company has partially funded its operations through cash flows generated by sales of its product offerings, and as of December 31, 2021 the Company had completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering, which generated an additional net proceeds of $111.6 million. As of December 31, 2021 the Company had outstanding borrowings under its revolving line of credit of $10.0 million.
The Company believes its existing cash and cash equivalents and cash flows provided by sales of product offerings and proceeds from the initial public offering will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the December 31, 2021 consolidated financial statements. As a result of the Company’s growth plans, the Company expects that losses and negative cash flows from operations may continue in the foreseeable future.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of the subsidiaries is the applicable local currency. Transactions within a subsidiary entity which are denominated in currencies other than the subsidiary’s functional currency are recorded based on the exchange rates at the time such transactions arise. Resulting gains and losses are recorded in other income (expense), net in the consolidated statements of operations in the period of occurrence.
Revenues and expenses of the Company’s foreign subsidiaries is translated from the applicable functional currency to the U.S. dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the period-end exchange rates. Resulting gains or losses from translating foreign currency are included in accumulated other comprehensive income (loss).
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amounts when an unconditional right to cash exists. Accounts receivable do not bear interest. Accounts outstanding longer than the contractual payment terms are considered past due. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when cash is received. The Company specifically identified uncollectible accounts of $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As the receivables outstanding as of December 31, 2021 and 2020 mostly comprised credit card billings and there were no specifically identified receivables deemed to have significant collection risk in addition to those already written off to bad debt, the Company did not record an allowance for doubtful accounts as of December 31, 2021 and 2020.
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of property and equipment or over the related lease terms (if shorter). Costs of major improvements that extend the useful life of the property and equipment have been capitalized, while costs of normal repairs and maintenance are expensed as incurred. For customers who subscribed prior to August 2021, phone hardware provided to customers as part of the subscription arrangement remains the property of the Company for three years beginning on the date that the customer begins receiving subscribed services. After three years, the title of the phone hardware passes to the customer. For phones provided to customers subscribing in or after August 2021, the Company retains ownership of the phone. Phone hardware is deemed to have a useful life of three years and is depreciated over that period. The estimated useful life of each asset category is summarized as follows:

Estimated Useful Life
Office equipment	3 - 5 years
Phone hardware	3 years
Payment terminals	3 years
Office furniture	7 years
Leasehold improvements	Shorter of remaining lease term or estimated life
When property and equipment is retired or otherwise disposed of, the net book value of the asset is removed from the respective accounts and any gain or loss is included in the results of operations.
Capitalized Internal-Use Software Costs
The Company capitalizes certain costs in connection with implementing or developing software for internal use. Amortization of such costs begins when the implementation/development project is substantially complete and the software is ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is stated at cost less accumulated amortization and amortized on a straight-line basis over its estimated period of expected benefit, which is three years.
Deferred Offering Costs
Deferred offering costs, which consisted of direct incremental legal, consulting, accounting, and other fees relating to the anticipated sale of the Company’s common stock in the IPO, were initially capitalized and recorded in other non-current assets on the consolidated balance sheets. Upon the completion of our IPO in November 2021, the deferred offering costs were reclassified into stockholders’ equity (deficit) as a reduction from the proceeds of the offering. There were no deferred offering costs as of December 31, 2021 or 2020.
Capital Leases
The Company finances purchases of phone hardware and computer equipment through capital lease agreements. Capital lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate (5.25% to 6.25%) based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis. As of December 31, 2021, the incremental borrowing rate was determined at the greater of Prime Rate plus 0.25% or 3.50%. The Company classifies all obligations due within the next twelve months as current with the remainder classified as non-current on the consolidated balance sheets.
Operating Leases
The Company leases real estate facilities under operating leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent expense during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent expense expected to be amortized within the next twelve months as current and included in deferred rent, with the remainder classified as non-current and included in deferred rent on the consolidated balance sheets.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the estimated undiscounted future cash flows expected to be generated by the asset and the fair value of long-lived assets for impairment purposes. No events or changes in circumstances were identified and no impairment has been recognized for the years ended December 31, 2021, 2020, and 2019.
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded advertising expense of $6.8 million, $2.9 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019 respectively. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations.
Research and Development
Research and development expenses include software development costs that are not eligible for capitalization and support the Company’s efforts to ensure the reliability, availability and scalability of the Company’s solutions. The Company’s cloud platform is software-driven, and its research and development teams employ software engineers in the continuous testing, certification and support of the Company’s solutions. Accordingly, the majority of the Company’s research and development expenses result from employee-related costs, including salaries, bonuses, benefits, and costs associated with technology tools used by the Company’s engineers.
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
The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. A tax benefit is recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. For such positions, the largest benefit that has a greater than 50% likelihood of being realized upon settlement is recognized in the consolidated financial statements. Where applicable, interest and penalties are recognized in income tax expense.
Sales Commissions
Sales commissions for all sales personnel are deferred and amortized on a straight-line basis over the period of consumer benefit, which has been determined to be three years. See Deferred Contract Acquisition Costs below for more detail on the period of benefit.
Equity-Based Compensation
Equity-based compensation expense resulting from stock options is measured at the grant date fair value of the award and is calculated using the Black-Scholes option pricing model. This compensation expense is recognized using the straight-line attribution method over the requisite service period. The Company accounts for forfeitures as they occur. See Note 13 for further detail on the judgements and assumptions used to calculate equity-based compensation.
The Company records restricted stock unit compensation expense based on the grant date fair value of the awards and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award.
Stock-based compensation expense related to purchase rights issued under the Employee Stock Purchase Plan (ESPP) is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
Net loss per share

Net loss per share attributable to common stockholders is calculated using the two-class method required for companies with participating securities. All series of the Company's redeemable convertible preferred stock are considered participating securities as they participate on a pari passu basis in any dividends declared to holders of the Company's common stock. Net loss is adjusted for the effect of any cumulative dividends on the Company's redeemable convertible preferred stock prior to allocating undistributed earnings to common stockholders and holders of participating securities. Undistributed earnings are allocated to participating securities to the extent that each participating security may share in the earnings as if all of the earnings for the period had been distributed. In periods in which the Company reports a net loss, no amounts are allocated to participating securities as holders of the Company's redeemable convertible preferred stock do not have a contractual obligation to share in losses. Note that all redeemable convertible preferred stock was converted to common stock in connection with our IPO.
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
Concentration of Risks
The functionality of the Company’s software and cloud-based phone system relies heavily on the ability to integrate with customers’ practice or client management systems. Less than five providers make up the majority of practice management systems maintained by dentists and optometrists in the United States. At this time, the Company does not anticipate loss of integration rights with any of these major providers. To mitigate the risk, the Company has developed a system-agnostic platform that, if needed, does not rely on an integration for functionality.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, the Company’s cash balances may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company, however, does not anticipate nonperformance by those institutions.
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the years ended December 31, 2021, 2020, and 2019.
COVID-19 Pandemic
The World Health Organization declared a global health emergency in January 2020 and in March 2020, it declared the spread of COVID-19 a global pandemic. The COVID-19 pandemic developed rapidly in 2020 and there was worldwide impact. The impact of COVID-19 included changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, and created significant volatility in the global economy that led to reduced economic activity.
The Company is not aware of any specific events or circumstances that would require an update to estimates, judgements, the measurement of assets or liabilities, or the recognition of gains or losses. The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus, including, for example, the Omicron variant which emerged in November of 2021, that may be more easily transmittable and resistant to currently approved vaccines, the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines. These future developments may directly or indirectly impact the Company’s business, financial condition, results of operations and cash flows.

Geographic Information
Other than the United States, no individual country exceeded 10% of total revenues for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021 and 2020, substantially all of the Company’s property and equipment was located in the United States. The Company only operated in the United States through December 31, 2019.
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
The Company recognizes revenue as follows:
Subscriptions revenue (software and phone service) is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements generally have contractual terms of month to month. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the services over the contractual period. The Company transfers control of services evenly over the contractual period. Accordingly, the consideration related to subscriptions is recognized over time on a straight-line basis over the contract term beginning on the date the Company’s service is made available to the customer.
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
Previously, as part of the onboarding process, the customer could request the Company install pre-configured applications on hardware which allow remote access to Weave's cloud solution. In addition, the customer could request the Company install phone hardware at the customer’s location. Whereas the Company continues to provide remote installation services, the in-office installation program was phased out during the third and fourth quarters of 2021. Whether performed remotely or in office, the Company considers onboarding/installation a separate performance obligation, and recognizes revenue at the time the installation services are complete.
With the exception of payments services and installation revenue, customers are billed in advance and they may elect to be billed on a monthly or annual basis. The Company records contract liabilities to deferred revenue when cash payments are received, or billings are due in advance of revenue recognition from services. Deferred revenue is recognized as revenue when, or as, the performance obligations are satisfied. Software and phone service revenue is recognized net of discounts in the statements of operations. The Company does not consider discounts variable consideration as they are stated on each agreement and not subject to contingencies or variability. The Company collects sales and communications taxes from its customers. In the statement of operations, amounts collected from taxes are excluded from the reported revenue amounts.
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of December 31, 2021, approximately $2.2 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for this $2.2 million does not begin until January 2022, this amount is not recorded in deferred revenue as of December 31, 2021. The Company expects to recognize revenue on these remaining performance obligations over the next 19 months.
In addition to providing VoIP phone and software services, the Company provides phone hardware to its customers as part of the subscription. Title of the phones does not transfer to the customer until 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. The Company allows customers to include up to 10 phones without adjustment to the subscription base price. Effective for new sales beginning August 2021, the Company modified sales terms so that title to the phones is no longer given to the customer free of charge at the end of the 36-month period; instead, the phones remain an asset of the Company, as the phones are leased to the customer. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. Such arrangements are deemed to be an embedded lease per guidance provided in ASC 840-10, Accounting for Leases, as the arrangement entails conveying the right to use Company equipment. The Company becomes the lessor in these agreements and has assessed the fair value of all elements provided to customers in order to allocate a portion of the subscription price to the lease element of the sales arrangement. For the years ended December 31, 2021, 2020, and 2019 the Company recorded $3.3 million, $2.6 million and $2.2 million, respectively, in lease revenues associated with the phone hardware.
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
Deferred Contract Acquisition Costs
In accordance with ASC-340, the Company capitalizes incremental costs of obtaining a contract provided the Company expects to recover those costs. The capitalized amounts mainly consist of sales commissions paid to the Company’s direct sales force. Capitalized costs also include:
•Commissions to sales management for achieving incremental sales quota.
•The associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees.
•One time commissions paid to partners.
These costs are recorded as deferred contract acquisition costs on the consolidated balance sheet. Amortization of deferred contract acquisition costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense. Deferred contract acquisition costs related to one time commissions paid to partners are included in cost of revenue. These expenses are amortized on a straight-line basis over the average period of consumer benefit, three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
Monthly commensurate revenue share fees paid to partners are expensed as incurred as their estimated period of benefit does not extend beyond 12 months and therefore fall under the practical expedient which allows these costs to be expensed as incurred.
Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), which supersedes nearly all existing revenue recognition guidance. The core principle behind ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. The Company adopted the standard as of January 1, 2019 using the modified retrospective method. Upon adoption, the Company recognized the cumulative effect of adopting the standard as an adjustment to the opening balance of stockholders' deficit.
The following table summarizes the adjustments made to the Company's consolidated balance sheet as of January 1, 2019 as a result of adopting ASC 606 (in thousands):

BALANCE SHEET
	Reported as of 12/31/2018	ASC 606 adjustments	Adjusted as of 1/1/2019
Deferred contract acquisition costs, net	$—	$5,791	$5,791
Accumulated deficit	(63,518)	5,791	(57,727)
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which updates the requirements related to financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their consolidated balance sheets as a right-of-use (“ROU”) asset and corresponding lease liability, measured at the present value of the lease payments. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or they may record the amount in the year in which the ASU is adopted. The accounting applied by a lessor is largely unchanged from that applied under previous Topic 840. For example, the vast majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. In June of 2020 the FASB issued ASU 2020-05 which extended the adoption of Topic 842 for one year. As a result, the Company will adopt the standard as of January 1, 2022 using the modified retrospective transition method as of the adoption date. The Company expects to elect the package of transition practical expedients, which allows them to carry forward their historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, the Company expects to elect the practical expedient that allows lessees the option to account for lease and non lease components together as a single component for all classes of underlying assets.

The preliminary impact of adoption, assuming no changes in the Company’s leasing arrangements, is expected to result in recognition of additional ROU assets and lease liabilities for operating leases in the range of approximately $46.0 to $50.0 million, and $50.0 to $54.0 million, respectively, as of January 1, 2022. The Company does not expect a material impact on the consolidated statements of operations and comprehensive income or consolidated statements of cash flows. The Company is continuing its assessment, which may identify additional impacts Topic 842 could have on our consolidated financial statements, through the end of the first quarter of 2022.

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
Contract Balances
For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $22.9 million, $16.1 million and $8.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.
Costs to Obtain a Contract

The following table summarizes the activity of deferred contract acquisition costs (thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$13,386	$10,578	$5,792
Capitalization of contract costs	12,828	9,670	8,927
Amortization of deferred contract acquisition costs	(9,410)	(6,862)	(4,141)
Ending balance	$16,804	$13,386	$10,578
Performance Obligations
Performance obligations promised in a contract are based on the services and products that will be transferred to the customer. They must be capable of being distinct and separately identifiable from other promises in the contract. The Company’s performance obligations consist of the following:
•Software services;
•Cloud-based phone services;
•Payment services;
•Onboarding/Installation services (pre-configured applications and phone hardware); and
•Phone equipment.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Subscription and payment processing	$108,841	$74,182	$42,838
Onboarding	3,687	3,095	745
Hardware (embedded lease)	3,343	2,619	2,163
Total revenue	$115,871	$79,896	$45,746
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

The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Level 1
Money market fund	$118,962	$53,701
Level 2	—	—
Level 3	—	—
Total	$118,962	$53,701
As of December 31, 2021 and 2020 the fair value of debt was $10.6 million and $4.4 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Office equipment	$4,729	$3,835
Office furniture	5,588	2,940
Leasehold improvements	2,496	650
Fixed assets not placed in service	118	1,340
Capitalized internal-use software	3,533	1,100
Phone hardware	26,034	23,102
Payment terminals	1,581	430
Property and equipment, gross	44,079	33,397
Less accumulated depreciation and amortization	(19,577)	(15,103)
Property and equipment, net	$24,502	$18,294
Depreciation and amortization expense was $12.1 million, $9.4 million, and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Of this expense, $9.1 million, $7.3 million and $4.7 million was related to phone hardware and data center equipment and has been included in cost of revenue in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively. Capitalized internal-use software amortization expense was $0.8 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively, and has been included in the cost of revenue in the consolidated statements of operations. Capitalized software implementation amortization expense was $0.2 million for the year ended December 31, 2021 and has been included in operating expense in the consolidated statements of operations. The net carrying value of of capitalized internal-use software was $2.3 million and $0.6 million as of December 31, 2021 and 2020, respectively.
6.Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Payroll-related accruals	$8,434	$7,566
Sales and telecom taxes	1,508	1,056
Third-party commissions	440	553
Interest payable	—	19
Other	1,868	1,092
Total	$12,250	$10,286
7.Income Taxes
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	22	—	—
Foreign	43	—	—
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(5)	—	—
Total	$60	$—	$—
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(51,777)	$(40,278)	$(32,060)
Foreign	147	(143)	—
Total	$(51,630)	$(40,421)	$(32,060)
The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	2.64	(0.74)	(0.14)
Stock compensation	3.51	(3.49)	(0.11)
Change in valuation allowance	(27.21)	(16.34)	(20.12)
Other	(0.06)	(0.43)	(0.63)
Effective tax rate	(0.12)%	—%	—%

The components of deferred tax assets and (liabilities) were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses	$41,167	$28,540
Sales and use tax reserves	195	195
Stock compensation	1,808	711
Compensation related accruals	846	564
Interest expense limitations	527	226
Leases	1,123	—
Other	55	54
Fixed Assets	475	223
Valuation allowance	(40,101)	(26,052)
Total deferred tax assets - net	6,095	4,461
Deferred tax liabilities:
State taxes	(1,193)	(827)
Intangible assets	(528)	(154)
Deferred contract acquisition costs	(4,369)	(3,480)
Total deferred tax liabilities	(6,090)	(4,461)
Net deferred taxes assets (liabilities)	$5	$—
Activity of the deferred tax asset valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of the year	$26,052	$20,537	$13,093
Charged to costs and expense	14,049	5,515	7,444
Balance at end of the year	$40,101	$26,052	$20,537
The Company evaluates its ability to realize net deferred tax assets by considering all available positive and negative evidence including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. A full valuation allowance was maintained on domestic deferred tax assets as of December 31, 2021, primarily due to cumulative losses in recent years. Net deferred tax assets are included in the other non-current assets on the consolidated balance sheets.
As of December 31, 2021, U.S. Federal and State net operating loss (“NOL”) carry forwards are both approximately $169.1 million and $113.1 million. These NOLs have expiration dates starting in 2037 for U.S. Federal and 2032 for State jurisdictions. The U.S. federal NOL generated in 2018 and years forward, are not subject to a carryforward limitation and can be utilized at any time in the future. The total federal NOLs not subject to carryover limitation are $137.4 million. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
ASC 740-10, Accounting for Uncertainty in Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The Company determined it did not have any unrecognized tax benefits at December 31, 2021 or 2020. The Company accounts for interest expense and penalties for unrecognized tax benefits as a part of its income tax provision. The Company does not anticipate any significant changes in unrecognized tax benefits during the next 12 months.

The Company files income tax returns in the U.S. Federal jurisdiction and in various states. Additionally, the Company files income tax returns in the foreign jurisdictions in which it operates. The statute of limitations for the federal US income tax returns is still open for tax years 2018 forward. The statute of limitations for state income tax returns varies between three and four years in the state taxing jurisdictions where the Company files, and would still be open for tax years 2017 forward or 2018 depending on the jurisdiction. The statute of limitations in the foreign jurisdictions varies by foreign jurisdiction, however, the Company has open returns in the foreign jurisdictions beginning for tax year 2020.
On March 27, 2020, The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits deferral of payment of the employer’s portion of payroll taxes for up to two years. The Company has evaluated the impact of this payroll deferral and has included the impact of the deferral in the financial statements for the years ended December 31, 2021 and 2020.
8.Related Party Transactions
There were no related-party transactions during the years ended years ended December 31, 2021 2020, and 2019.
9.Commitments and Contingencies
Operating Leases
In April 2018, the Company relocated its headquarters to a new building in Lehi, Utah (Ashton Blvd) and entered into a new operating lease agreement. The new lease contained an escalation clause for the lease payments in future years, for which lease expense was recognized on a straight-line basis. The initial term of this lease was from April 2018 to March 2026. However, in November 2019, the Company signed a new office space lease agreement (Powell Way) which commenced in January 2021. Contemporaneously with the rent commencement date on the Powell Way building, the real estate company, along with the developer, agreed to take over the lease payments on the existing building (Ashton Blvd), relieving Weave of the liability. Straight-line expense recognition from the Powell Way building resulted in a deferred rent liability of $4.3 million as of December 31, 2021.
Total rent expense for office space lease was approximately $5.3 million, $2.3 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in the operating expenses in the statements of operations above.
Aggregate future minimum rental payments applicable to the above non-cancellable operating leases as of December 31, 2021 are as follows (in thousands):

Years ending December 31,
2022	$4,407
2023	5,404
2024	5,539
2025	5,677
2026	5,819
Thereafter	38,666
Total	$65,512
Legal Matters
The Company was not involved in any material legal proceedings as of December 31, 2021.

Other Purchase Commitments
In the ordinary course of business the Company has entered into certain non-cancelable contractual commitments related to third-party cloud infrastructure agreements and subscription arrangements. As of December 31, 2021 the commitments related to these services totaled $13.3 million.
Payments on these non-cancelable contractual commitments as of December 31, 2021, are as follows (in thousands):

Years ending December 31,
2022	$4,879
2023	3,527
2024	1,833
2025	1,833
2026	1,222
Thereafter	—
Total	$13,294
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of December 31, 2021.
10.Capital Lease Obligations
In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as capital leases. As of December 31, 2021 the Company had 91 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $140 to $21,975 and have maturity dates ranging from January 2022 to December 2024. As of December 31, 2021, the gross value of phone hardware acquired under these capital leases approximated $26 million. For the years ended December 31, 2021, 2020 and 2019, depreciation expense on capital leased phone hardware was $8.6 million, $7.1 million and $4.5 million, respectively, which is included in the depreciation expense referenced in Note 5.
The Company has leased certain computer equipment under agreements classified as capital leases. As of December 31, 2021, the Company had three executed and active agreements all of which require 36 monthly payments and have maturity dates of October 2022 to February 2023. Monthly payments on these leases combined approximate $9,600 and as of December 31, 2021, the gross value of computer equipment acquired under capital leases approximated $0.2 million. Depreciation on this computer equipment was $0.1 per year for the years ended December 31, 2021, 2020 and 2019, which is included in the $12.1 million, $9.4 million and $5.7 million depreciation referenced in Note 5.
Future payments and present value of future payments on these capital leases are listed below. To calculate interest expense and present value of future payments for both the phone hardware and computer equipment leases, the Company utilizes its incremental borrowing rate. At the time these lease agreements were initiated the incremental borrowing rate ranged from 3.5% to 6.25%. As of December 31, 2021 the incremental borrowing rate was determined at the greater of Prime Rate plus 0.25% or 3.50%. As of December 31, 2020, and 2019, the incremental borrowing rate was determined at the greater of Prime Rate plus 0.75% or 5.50% for both periods. For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $0.9 million, $0.9 million, and $0.6 million, respectively, of interest expense on capital leases.
As of December 31, 2021, future minimum lease payments under capital lease obligations by year are as follows (in thousands):

2022	$9,058
2023	4,715
2024	2,075
Thereafter	—
Total	15,848
Less amounts representing interest	(805)
Present value of minimum lease payments	$15,043
As of December 31, 2021, the current principal portion of capital lease obligations was $8.5 million and gross assets resulting from capital lease arrangements was $26.0 million in phone hardware and $0.2 million in computer equipment. As of December 31, 2021, accumulated depreciation on this phone hardware and computer equipment was $13.6 million and $0.2 million, respectively.
As of December 31, 2020, the current principal portion of capital lease obligations was $7.1 million and gross assets resulting from capital lease arrangements was $23.1 million in phone hardware and $0.3 million in computer equipment. As of December 31, 2020, accumulated depreciation on this phone hardware and computer equipment was $10.4 million and $0.2 million, respectively.
11.Long-Term Debt
Throughout 2020, the Company held a $4.0 million note payable and a revolving line of credit with Silicon Valley Bank. The note required interest only payments through September 2021, followed by 36 principal payments of $0.1 million plus interest (maturity in February 2024). The revolving line of credit had a maximum borrowing capacity of $10.0 million.
In August of 2021, the Company amended the agreement with Silicon Valley Bank to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of the agreement, the $4.0 million note payable was converted to a deemed advance on the line of credit and was deemed a debt modification. In connection with this transaction, the Company drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. The Company has made no additional draws or repayments on the line of credit since the finalization of the agreement. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. Under the terms of this amendment, the loan and security agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that the Company meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. The Company was in compliance with all debt covenants as of the periods ended December 31, 2021 and December 31, 2020. The balance on the line of credit is due on August 4, 2023.
The Company’s long-term debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Note payable, current	$—	$400
Note payable, noncurrent	—	3,600
Line of credit	10,000	—
Total	$10,000	$4,000
12.Redeemable Convertible Preferred Stock
The Company had issued redeemable convertible preferred shares prior to 2020. Upon completion the Company’s IPO in November 2021, these preferred shares were all converted on a one-to-one basis to an aggregate 43,836,109 shares of common stock. The following table summarizes the Company’s redeemable convertible preferred stock as of December 31, 2020 (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Amount	Liquidation Preference
Series AA	4,766,263	4,766,263	$0.21	$1,000	$1,000
Series A-1	1,253,739	1,253,739	0.46	$580	$580
Series A-2	432,323	432,323	0.58	$250	$250
Series A	3,070,449	3,070,449	1.68	$5,152	$5,150
Series B	9,412,354	9,412,354	1.69	$15,480	$15,900
Series B-1	13,191,371	13,191,371	1.69	$22,008	$28,693
Series C	7,012,806	7,012,806	5.35	$37,468	$37,500
Series D	4,696,804	4,696,804	14.90	$70,000	$70,000
	43,836,109	43,836,109		$151,938	$159,073
As of December 31, 2021 there was no preferred stock outstanding.
13.Stockholders’ Equity (Deficit)
Amendment and Restatement of Certificate of Incorporation
In connection with the IPO, the Company filed an amended and restated certificate of incorporation, which authorized a total of 500,000,000 shares of common stock, $0.00001 par value per share and 10,000,000 shares of preferred stock, par value $0.00001 per share.
Equity-Based Compensation Expense
Equity-based compensation expense, consisting of service-based expense related to the equity incentive plan, the employee stock purchase plan and restricted stock units as well as expense from secondary sales of commons shares, was classified as follows in the accompanying consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$526	$282	$35
Sales and marketing	1,962	544	323
Research and development	3,545	1,442	273
General and administrative	8,058	9,345	764
Total	$14,091	$11,613	$1,395
Equity Incentive Plan
During 2016, the Company adopted the 2015 Equity Incentive Plan (the “2015 EIP”) under which common stock options could be issued for employee awards and the Company began issuing stock options under this plan in 2016.
In November 2021 in connection with IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP”). Upon adoption of the 2021 EIP, the 2015 EIP plan was terminated. All options issued and outstanding or available for issuance under the 2015 EIP were absorbed into the 2021 EIP. Along with the absorbed 2015 EIP options, the Company reserved an additional 9,000,000 shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the Board, subject to a maximum amount. These plans are collectively referred to herein as the “EIP”.
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (ISOs). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions. Options with accelerated vesting clauses, should there be a change in Company control, were 3,689,243 as of December 31, 2021.
Equity-based compensation expense related to the EIP was $10.6 million, $4.4 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Unrecognized equity-based compensation expense as of December 31, 2021 and December 31, 2020 was $34.5 million and $27.0 million, respectively. Equity-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of December 31, 2021 and December 31, 2020 the weighted-average vesting periods approximated 2.96 and 3.16 years, respectively.
The aggregate intrinsic value of options exercised is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Stock option activity was as follows for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	9,868,915	$3.62	8.13	$101,070
Exercisable as of December 31, 2020	4,401,361	$1.10	6.78	$56,117

2021 Activity
Granted	2,439,759	$15.66
Exercised	(3,501,964)	$1.19
Forfeited and expired	(1,232,574)	$3.76

Outstanding as of December 31, 2021	7,574,136	$8.60	8.35	$52,257
Exercisable as of December 31, 2021	2,719,252	$3.44	7.03	$31,929
The aggregate intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $47.6 million, $11.1 million and $0.6 million, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Equity-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the EIP. Prior to the Company’s IPO, the common stock fair values used in the models were based on the most recent 409(a) valuation as of the option grant date. Management reviews option grants and determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimates the term based on an averaging of the vesting period and contractual term of the option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yield as the estimated expected term for options approximates 6 years. The Company has no plans to declare dividends in the foreseeable future.
The assumptions used in the Black-Scholes pricing model for equity-based compensation for options granted in the periods below were as follows:

	Year Ended December 31,
	2021	2020	2019
Risk free interest rate	0.97% - 1.06%	0.38% - 0.53%	2.07% - 2.59%
Expected term	5.83 - 6.25 Years	5.50 - 6.25 Years	5.50 - 6.25 Years
Expected volatility	42.43% - 43.01%	42.00%	37.00%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of granted options by grant date based on the Black-Scholes model:

	Number of Options	Fair Value
March 2019	1,102,625	$0.8428
April 2019	824,000	$1.1304
July 2019	412,000	$1.5193
September 2019	1,351,242	$1.6574 - 1.8930
March 2020	502,016	$6.5353
July 2020	414,149	$8.3377 - 8.4404
October 2020	346,250	$9.3857
December 2020	2,371,893	$6.7118 - 10.1240
April 2021	249,067	$9.8159
July 2021	1,610,102	$9.1387
September 2021	580,590	$8.6490
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the IPO. As of December 31, 2021, 1,300,000 shares were reserved for issuance and no shares of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors.
Except for the initial offering period, the 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. The initial offering period began on December 1, 2021 and will end on August 15, 2022 and consists of one purchase period, which is the last day of the offering period.
During the year ended December 31, 2021, the Company recognized $0.1 million of equity-based compensation expense related to ESPP and withheld $0.3 million in contributions from employees. As of December 31, 2021, total unrecognized compensation costs related to the ESPP was $0.4 million, which will be amortized over the remaining offering period through August 15, 2022.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

Risk free interest rate	0.21%
Expected term	0.67 years
Expected volatility	36.62%
Dividend yield	0.00%
Restricted Stock Units
In connection with the IPO, in November 2021 the Company granted 171,075 restricted stock units (“RSUs”) to employees with a time-based service condition and a four-year vesting schedule with 25% cliff vesting at one year from grant date and the remaining 75% vesting monthly over the remaining three years. The effective grant date of these RSUs was November 12, 2021. The aggregate grant date fair value of these RSUs was $3.2 million and the related equity-based compensation was $0.1 million for the year ended December 31, 2021, which is reported within General and Administrative expenses on the consolidated statements of operations. As of December 31, 2021, these RSUs had an intrinsic value of $2.6 million, none had vested and none had been canceled.
Secondary Sales of Common Stock
Certain of the Company’s investors have acquired outstanding common stock from employees and certain sales of common stock by employees to new investors were facilitated by the Company. For these transactions, and where shares have been acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company has recorded equity-based compensation expense of the difference between the price paid by the investors and the estimated fair value as of the date of the transactions. Equity-based compensation expense for these transactions totaled $3.4 million, $7.3 million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Repurchase of Common Shares
In November 2018, the Company repurchased and retired 1,420,128 Common Shares held by employee shareholders at a price of $5.3545 per share (Series C Preferred Share price), resulting in total payments of approximately $7.6 million to these shareholders. In January 2019, $4.0 million of these repurchase payments were made, comprising $1.4 million of common stock fair value, as determined via 409(a) valuation, and $2.6 million of compensation expense in excess of common stock fair value. No other share repurchases took place during the years ended December 31, 2021, 2020 and 2019.
Common Share Warrants
All warrants discussed in this section were evaluated by the Company under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and were determined to be recognized under the provisions of this guidance as equity transactions.

In September 2014, the Company issued 45,000 common share warrants, with a $0.20 strike price, to a financial institution in connection with the note payable discussed in Note 11. Using the Black‑Scholes model, the Company estimated the fair value of the warrants to be $9,178 at issuance, which was recorded in equity in 2014. These warrants expire on the earlier of (1) October 13, 2025, or (2) three years after the Company’s Initial Public Offering. Should the fair value of the underlying common shares exceed the strike price at either expiration dates, the warrants will automatically be exercised via cashless net settlement.
The following inputs were used in the Black‑Scholes valuation for these warrants:

Risk free interest rate	1.16%
Contractual term	11 years
Expected volatility	55.00%
Dividend yield	0.00%
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
The following inputs were used in the Black‑Scholes valuation for these warrants:

Risk free interest rate	1.97%
Contractual term	10 years
Expected volatility	40.00%
Dividend yield	0.00%
The Company refinanced its notes payable in January of 2019, in April 2020 and again in August 2021 (see Note 11). The refinances had no impact on the warrants issued with the notes payable and no additional warrants were issued as part of the refinances.
In November 2021, both sets of common share warrants discussed above were exercised. A net exercise was elected, in which no cash proceeds were received by the Company and in exchange, the financial institution received a total 104,269 common shares, which is reduced from the 107,000 combined total of the initial warrant grants.
14. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(51,690)	$(40,421)	$(32,060)
Less: cumulative dividends on redeemable convertible preferred stock	(1,961)	(2,124)	(1,968)
Net loss attributable to common stock holders - basic and diluted	$(53,651)	$(42,545)	$(34,028)
Denominator:
Weighted-average common shares outstanding - basic and diluted	20,636,583	11,355,385	10,324,621
Net loss per share
Net loss per share, basic and diluted	$(2.60)	$(3.75)	$(3.30)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	7,574,136	9,868,915	7,536,292
Redeemable convertible preferred stock	—	43,836,109	43,836,109
Warrants	—	107,000	107,000
Number of shares issuable from ESPP	169,025	—	—
Restricted stock units	171,075	—	—
	7,914,236	53,812,024	51,479,401
15.Retirement Plan
In March 2016, the Company established a qualified domestic 401(k) defined contribution plan covering substantially all employees. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service which was $19,500 for the years ended December 31, 2021 and 2020, and $19,000 for the year ended December 31, 2019. As a result of the COVID-19 pandemic, in May of 2020 the Company made an election to temporarily suspend the Company match policy, and the match was reinstated in January of 2021. During the years ended December 31, 2021, 2020 and 2019 the Company made approximately $2.13 million, $0.76 million, and $1.05 million in employer matching contributions to this plan, respectively.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our Prospectus, in connection with the preparation and audit of our consolidated financial statements, material weaknesses were identified in internal control over financial reporting as of December 31, 2020, which continued to exist as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with our accounting and financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience and training to appropriately analyze, record, review and disclose accounting impacts of the application of US GAAP within the consolidated financial statements to more complex transactions and commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weakness:
•We did not maintain effective controls related to the timely identification, understanding, assessment, application of accounting requirements, and recognition of certain complex transactions related to the determination of the capitalization of costs to fulfill a contract and the valuation of common stock options.
These material weaknesses resulted in the misstatement of our cost of revenue, deferred contract acquisition costs, stock-based compensation expense, additional paid-in capital, and related disclosures, which were corrected prior to the issuance of our consolidated financial statements for the year ended December 31, 2020. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. No misstatements were noted for the year ended December 31, 2021 as a result of these material weaknesses.
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

•Engaging an external advisor to assist with further evaluating, designing and documenting the design and operating effectiveness of our internal control over financial reporting and assist with the remediation of deficiencies, as necessary;
•Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting;
We are remediating the material weaknesses as efficiently and effectively as possible. The remediation efforts as described above did not result in material changes during the three months ended December 31, 2021, and these remediation efforts will continue beyond December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate to continue to expend, significant resources, including accounting-related costs and significant management oversight.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies. A report of management’s assessment regarding internal control over financial reporting will be required to be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additionally, for as long as we remain an emerging growth company, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The information concerning our financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, titled “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedule
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) Exhibits
We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of the Registrant.	8-K	001-40998	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40998	3.2	November 18, 2021
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-260321	4.1	November 2, 2021
4.2	Third Amended and Restated Investor Rights Agreement, dated as of October 18, 2019, by and among the Registrant and certain investors of the Registrant	S-1	333-260321	4.2	October 18, 2021
4.3	Description of Securities					X
10.1+	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-260321	10.1	November 2, 2021
10.2+	2015 Equity Incentive Plan, as amended	S-1	333-260321	10.2	October 18, 2021
10.3+	2021 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-260321	10.3	November 2, 2021
10.4+	2021 Employee Stock Purchase Plan	S-1/A	333-260321	10.4	November 2, 2021
10.5+	Employment Agreement, dated October 29, 2021, by and between Roy Banks and the Registrant	S-1/A	333-260321	10.5	November 2, 2021
10.6+	Employment Agreement, dated October 30, 2021, by and between Alan Taylor and the Registrant	S-1/A	333-260321	10.6	November 2, 2021
10.7+	Employment Agreement, dated October 30, 2021, by and between Marty Smuin and the Registrant	S-1/A	333-260321	10.7	November 2, 2021
10.8	Lease Agreement, dated November 8, 2019, by and between Lehi Block Office 1, L.C. and the Registrant, as amended	S-1	333-260321	10.10	October 18, 2021
10.9+	Separation agreement, dated November 20, 2020, by and between Brandon Rodman and the Registrant	S-1	333-260321	10.11	October 18, 2021
10.10†	Second Amended and Restated Loan and Security Agreement, dated as of April 9, 2020, by and among Silicon Valley Bank, the Registrant, and Weave Communications Canada, Inc., as amended	S-1	333-260321	10.13	October 18, 2021
21.1	List of subsidiaries of the Registrant	S-1	333-260321	21.1	October 18, 2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations of the Years Ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019 (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL	X
* These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Weave Communications, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.
+ Indicates a management contract or compensatory plan or arrangement.
† Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Weave Communications, Inc.
Dated: March 23, 2022	By:	/s/ Roy Banks
Roy Banks
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Roy Banks, Alan Taylor and Wendy Harper, and each of them, such individual’s true and lawful attorneys-in-fact and agents with full power of substitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such individual might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof. This Power of Attorney may be signed in one or more counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roy Banks	Chief Executive Officer and Director	March 23, 2022
Roy Banks	(Principal Executive Officer)

/s/ Alan Taylor	Chief Financial Officer	March 23, 2022
Alan Taylor	(Principal Financial and Accounting Officer)

/s/ David Silverman	Director	March 23, 2022
David Silverman

/s/ Tyler Newton	Director	March 23, 2022
Tyler Newton

/s/ Blake G Modersitzki	Director	March 23, 2022
Blake G Modersitzki

/s/ Brett White	Director	March 23, 2022
Brett White

/s/ Stuart C. Harvey Jr.	Director and Chairperson of the Board of Directors	March 23, 2022
Stuart C. Harvey Jr.

/s/ Debora Tomlin	Director	March 23, 2022
Debora Tomlin