Form 10-Q
period 2022-03-31
Weave Communications, Inc.
filed 2022-05-13
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of April 30, 2022, the registrant had 64,929,474 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” listed under Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$128,900	$135,996
Accounts receivable	2,897	3,059
Deferred contract acquisition costs, net	8,967	8,931
Prepaid expenses	5,423	6,461
Total current assets	146,187	154,447
Non-current assets:
Property and equipment, net	11,868	24,502
Operating lease right-of-use assets	47,574	—
Finance lease right-of-use assets	12,214	—
Deferred contract acquisition costs, net, less current portion	7,606	7,873
Other non-current assets	751	663
TOTAL ASSETS	$226,200	$187,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,229	$4,061
Accrued liabilities	11,919	12,250
Deferred revenue	30,188	29,511
Current portion of operating lease liabilities	4,941	—
Current portion of finance lease liabilities	8,327	8,485
Total current liabilities	59,604	54,307
Non-current liabilities:
Deferred rent	—	4,319
Operating lease liabilities, less current portion	47,528	—
Finance lease liabilities, less current portion	6,567	6,558
Long-term debt	10,000	10,000
Total liabilities	123,699	75,184
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 64,889,304 and 64,324,628 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	298,214	294,230
Accumulated deficit	(195,736)	(181,898)
Accumulated other comprehensive (loss) income	23	(31)
Total stockholders' equity	102,501	112,301
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,200	$187,485
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$33,272	$25,668
Cost of revenue	13,753	10,802
Gross profit	19,519	14,866
Operating expenses:
Sales and marketing	16,220	11,736
Research and development	7,204	5,836
General and administrative	9,604	6,003
Total operating expenses	33,028	23,575
Loss from operations	(13,509)	(8,709)
Other income (expense):
Interest expense	(293)	(280)
Other income (expense)	(4)	6
Loss before income taxes	(13,806)	(8,983)
Provision for income taxes	(32)	—
Net loss	$(13,838)	$(8,983)
Less: cumulative dividends on redeemable convertible preferred stock	—	(549)
Net loss attributable to common stockholders	$(13,838)	$(9,532)
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.79)
Weighted-average common shares outstanding - basic and diluted	64,583,714	12,035,941
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,838)	$(8,983)
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	54	(1)
Total comprehensive loss	$(13,784)	$(8,984)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31,2022
							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2021	—	$—	64,324,628	$—	$294,230	$(181,898)	$(31)	$112,301
Issuance of common shares from stock option exercises	—	—	564,083	—	559	—	—	559
Vesting of restricted stock units	—	—	593	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,425	—	—	3,425
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	(13,838)	—	(13,838)
BALANCE - March 31, 2022	—	$—	64,889,304	$—	$298,214	$(195,736)	$23	$102,501

	Three Months Ended March 31,2021
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
BALANCE - December 31, 2020	43,836,109	$151,938	11,882,286	$—	$16,261	$(130,208)	$2	$(113,945)
Issuance of common shares from stock option exercises	—	—	947,305	—	248	—	—	248
Stock-based compensation	—	—	—	—	1,824	—	—	1,824
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(8,983)	—	(8,983)
BALANCE - March 31, 2021	43,836,109	$151,938	12,829,591	$—	$18,333	$(139,191)	$1	$(120,857)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,838)	$(8,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,375	2,635
Amortization of operating right-of-use assets	908	—
Provision for losses on accounts receivable	150	23
Amortization of contract acquisition costs	2,640	2,115
Stock-based compensation	3,425	1,824
Changes in operating assets and liabilities:
Accounts receivable	12	(2,120)
Contract acquisition costs	(2,409)	(2,647)
Prepaid expenses and other assets	950	222
Accounts payable	148	(197)
Accrued liabilities	69	(390)
Operating lease liabilities	(332)	—
Deferred revenue	731	1,459
Deferred rent	—	787
Net cash used in operating activities	(4,171)	(5,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(541)	(1,782)
Capitalized internal-use software costs	(367)	(539)
Net cash used in investing activities	(908)	(2,321)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(2,176)	(1,817)
Proceeds from stock option exercises	559	248
Paid offering costs	(400)	—
Net cash used in financing activities	(2,017)	(1,569)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,096)	(9,162)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,996	55,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,900	$46,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$293	$280
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$20	$36
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$2,027	$2,940
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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively “Weave” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The accompanying interim condensed consolidated balance sheets, statements of operations, comprehensive loss, statements of redeemable convertible preferred stock and stockholders' equity (deficit), statements of cash flows and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations are not necessarily indicative of the results to be expected for the full year or any other period.
Segments
The Company operates as one operating and reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates reporting operations and financial information on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract acquisition costs, the incremental borrowing rate used in determining the value of right-of-use assets and lease liabilities, and useful lives for depreciable assets.
Cash and Cash Equivalents

Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021 the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and generated negative cash flows from operations since inception. As of March 31, 2022 the Company had an accumulated deficit of $195.7 million. The Company has partially funded its operations through cash flows generated by sales of its product offerings, and as of March 31, 2022 the Company has completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering, which generated an additional net proceeds of $111.6 million. As of March 31, 2022 the Company had outstanding borrowings under its revolving line of credit of $10.0 million and $40.0 million in available borrowings.
The Company believes its existing cash and cash equivalents, amounts available under our revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the March 31, 2022 condensed consolidated financial statements. As a result of the Company’s growth plans, the Company expects that losses and negative cash flows from operations may continue in the foreseeable future.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended March 31, 2022 and 2021, the Company recorded advertising expense of $1.5 million and $1.3 million, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
Revenue Recognition
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
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of March 31, 2022 and December 31, 2021, approximately $2.1 million and $2.2 million, respectively, in revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for the remaining $2.1 million does not begin until April 2022, this amount is not recorded in deferred revenue as of March 31, 2022 . The Company expects to recognize revenue on these remaining performance obligations over the next 16 months.
In addition to providing VoIP phone and software services, the Company provides phone hardware to its customers as part of the subscription. Title of the phones does not transfer to the customer until 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. The Company allows customers to include up to 10 phones without adjustment to the subscription base price. Effective for new sales beginning August 2021, the Company modified sales terms so that title to the phones is no longer given to the customer free of charge at the end of the 36-month period; instead, the phones remain an asset of the Company, as the phones are leased to the customer. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in ASC 842.
As a lessor, future minimum lease payments may vary due to customer agreements being month to month and the fact that subscription payments are allocated based on the fair value of all services provided to the customer. With phones being deployed to customers for their useful life, residual value does not accrue to the benefit of the Company. Phones that are returned are refurbished and placed into service.
Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. For all leases with a term greater than twelve months, the new standard also requires lessees to recognize a right-of-use (“ROU”) asset and a corresponding lease liability on their consolidated balance sheets. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or they may record the amount in the year in which the ASU is adopted. The accounting applied by a lessor is largely unchanged from that applied under previous Topic 840. For example, the vast majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term.
On January 1, 2022, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three months ended March 31, 2022 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. In addition, the Company elected the practical expedient that allows lessees the option to account for lease and non lease components together as a single component for all classes of underlying assets. The Company performed evaluations of its contracts to ensure compliance with the new guidance of Topic 842. Upon adoption, the Company recognized cumulative operating lease liabilities of $52.8 million offset by a write off in deferred rent of $4.3 million and operating right-of-use assets of $48.5 million. Capital lease obligations of $15.0 million existing as of December 31, 2021 were renamed finance lease liabilities, and the related $12.4 million in assets that were reported within property and equipment, net, as of December 31, 2021 were reclassified as finance right-of-use assets as of the adoption date.
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
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $15.1 million and $11.1 million for the three months ended March 31, 2022 and 2021, respectively.
Costs to Obtain a Contract
As discussed in Note 2, the Company capitalizes incremental costs of obtaining a contract. Amortization expense related to these costs were $2.6 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and nine months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Subscription and payment processing	$31,950	$23,899
Onboarding	262	1,038
Phone hardware lease	1,060	731
Total revenue	$33,272	$25,668
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Level 1
Money market fund	$108,160	$118,962
Level 2	—	—
Level 3	—	—
Total	$108,160	$118,962
As of March 31, 2022 and December 31, 2021 the fair value of debt was $10.5 million and $10.6 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Office equipment	$4,860	$4,729
Office furniture	5,719	5,588
Leasehold improvements	2,606	2,496
Fixed assets not placed in service	23	118
Capitalized internal-use software	3,963	3,533
Phone hardware	—	26,034
Payment terminals	1,783	1,581
Property and equipment, gross	18,954	44,079
Less accumulated depreciation and amortization	(7,086)	(19,577)
Property and equipment, net	$11,868	$24,502
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $3.4 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. Of this expense, $2.4 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, was related to phone hardware finance ROU assets (see also footnote 7) and data center equipment which has been included in cost of revenue in the statements of operations. Note that these finance ROU assets were reported as “phone hardware” prior to January 1, 2022. Capitalized internal-use software amortization expense was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, which has been included in the cost of revenue in the statements of operations. Capitalized implementation amortization expense was $0.1 million and $0.0 for the three months ended March 31, 2022 and 2021, respectively, which has been included in operating expense in the statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Payroll-related accruals	$7,695	$8,434
Sales and telecom taxes	1,569	1,508
Employee stock purchase plan liability	843	256
Third-party commissions	431	440
Other	1,381	1,612
Total	$11,919	$12,250

7.Leases
The Company has lease arrangements, both as a lessor and a lessee, and makes assumptions and judgments when assessing contracts for lease components, determining lease classifications and calculating right-of-use asset and lease liability values. These assumptions and judgements may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate or the Company’s intent to exercise or not exercise options available in lease contracts.
Lease expense and other information consisted of the following for the three months ended March 31, 2022 (in thousands, except terms and rates):

Lease expense
Finance lease expense:
Amortization of right-of-use assets	$2,233
Interest on lease liabilities	204
Operating lease expense	1,417
Short-term lease expense	9
Total lease expense	$3,863

Other information
Finance leases:
Operating cash outflow from finance leases	$204
Financing cash outflow from finance leases	$2,176
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$2,027
Weighted-average remaining lease term (years)	1.7
Weighted-average discount rate lease term	6.3%
Operating leases:
Operating cash outflow from operating leases	$841
Weighted-average remaining lease term (years)	10.8
Weighted-average discount rate lease term	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from November 2022 to January 2033. The Company has not recognized any renewal options as part of the lease term as it they are not reasonably certain of exercise as of March 31, 2022. The rates implicit in the Company’s operating leases are not readily determinable thus the Company uses its incremental borrowing rate to calculate the present value of the lease liabilities. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from nonlease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. Note that rent expense amounts for periods prior to 2022 are reported under ASC 840.

Future maturities of remaining lease payments included in the measurement of operating lease as of March 31, 2022 are as follows (in thousands):

Years ending December 31,
Remaining 2022	$3,701
2023	5,404
2024	5,539
2025	5,677
2026	5,819
Thereafter	38,667
Total	64,807
Less imputed interest	12,338
Present value of operating lease obligations	$52,469
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the following table summarizes summarizes the future minimum lease payments related to operating leases as of December 31, 2021 under ASC 840 (in thousands):

Years ending December 31,
2022	$4,407
2023	5,404
2024	5,539
2025	5,677
2026	5,819
Thereafter	38,666
Total	$65,512
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded $1.1 million and $0.7 million, respectively, in lease revenues associated with the phone hardware.
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of March 31, 2022 the Company had 96 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $140 to $21,975 and have maturity dates ranging from April 2022 to March 2025. As of March 31, 2022, the gross value of phone hardware acquired under these capital leases approximated $26 million. For the three months ended March 31, 2022 and 2021, amortization expense on finance-leased phone hardware was $2.2 million and $2.0 million, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of March 31, 2022 were as follows (in thousands):

Years ending December 31,
Remaining 2022	$7,315
2023	5,437
2024	2,862
2025	251
2026	—
Thereafter	—
Total	15,865
Less amounts representing interest	(971)
Present value of finance lease obligations	$14,894
8.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended March 31, 2022 and 2021 the Company reported income tax expense of $32 thousand and zero, respectively, which resulted in an effective tax rate of (0.2352)% and zero percent, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
9.Long-Term Debt
Prior to August of 2021, the Company held a $4.0 million note payable and a revolving line of credit with Silicon Valley Bank. The note required interest only payments through September 2021, followed by 36 principal payments of $0.1 million plus interest (maturity in February 2024). The revolving line of credit had a maximum borrowing capacity of $10.0 million.
In August of 2021, the Company amended the agreement with Silicon Valley Bank to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of the agreement, the $4.0 million note payable was converted to a deemed advance on the line of credit and was deemed a debt modification. In connection with this transaction, the Company drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. Under the terms of this amendment, the loan and security agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that the Company meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2022 and December 31, 2021. The balance on the line of credit is due on August 4, 2023.
The Company’s long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Line of credit	10,000	10,000
Total	$10,000	$10,000
10.Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plan, including expense from stock options and restricted stock units, and the employee stock purchase plan was classified as follows in the accompanying condensed consolidated statements of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$148	$69
Sales and marketing	662	132
Research and development	552	396
General and administrative	2,063	1,227
Total	$3,425	$1,824
For the three months ended March 31, 2022 and 2021, there were no secondary stock transactions that resulted in stock-based compensation expense.
Equity Incentive Plan
During 2016, the Company adopted the 2015 Equity Incentive Plan (the “2015 EIP”) under which common stock options could be issued for employee awards and the Company began issuing stock options under this plan in 2016.
In November 2021 in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP”) under which the Company could issue stock options or restricted stock units (RSUs) as awards. Upon adoption of the 2021 EIP, the 2015 EIP plan was terminated. All options issued and outstanding or available for issuance under the 2015 EIP were absorbed into the 2021 EIP. Along with the absorbed 2015 EIP options, the Company reserved an additional 9,000,000 shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the Board, subject to a maximum amount. In the first quarter of 2022, the board reserved an additional 3.2 million common shares for future issuance under the 2021 EIP.
These 2015 and 2021 plans are collectively referred to herein as the “EIP”. Stock-based compensation expense related to the EIP was $3.4 million and $1.8 million for the three months ended March 31, 2022 and 2021
Stock options

Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (ISOs). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 3,605,233 and 2,628,528 as of March 31, 2022 and March 31, 2021, respectively.
Unrecognized stock-based compensation expense as of March 31, 2022 and March 31, 2021 was $29.1 million and $26.7 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of March 31, 2022 and March 31, 2021 the weighted-average vesting periods approximated 2.72 years and 3.48 years, respectively.
Stock option activity was as follows for the three months ended March 31, 2022 :

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,574,136	$8.60	8.35	$52,257
Exercisable as of December 31, 2021	2,719,252	$3.44	7.03	$31,929

Granted	—	—
Exercised	(564,083)	$1.65
Forfeited and expired	(380,947)	$12.07
Outstanding as of March 31, 2022	6,629,106	$8.99	7.81	$8,815
Exercisable as of March 31, 2022	2,665,039	$5.45	6.30	$6,975
The aggregate intrinsic value of options exercised was $3.8 million for the three months ended March 31, 2022. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the EIP. Prior to the Company’s IPO, the common stock fair values used in the models were based on the most recent 409(a) valuation as of the option grant date. Management reviews option grants and determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimates the term based on an averaging of the vesting period and contractual term of the option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yield as the estimated expected term for options approximates 6 years. The Company has no plans to declare dividends in the foreseeable future.
Restricted Stock Units
Restricted stock units (“RSUs”) granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service based condition for these awards is generally satisfied over three or four years. 171,075 RSUs have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
As of March 31, 2022, there was $21.6 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Unit activity was as follows for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	171,075	$18.50

Granted	3,183,398	6.24
Vested	(593)	9.08
Canceled	(33,911)	16.02
Outstanding as of March 31, 2022	3,319,969	$6.77
Repurchase of Common Shares
No share repurchases took place during the three months ended March 31, 2022 and 2021.
11.Related Party Transactions
There were no related-party transactions during three months ended March 31, 2022 or March 31, 2021.
12.Commitments and Contingencies
Legal Matters
As of March 31, 2022 and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
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
13. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(13,838)	$(8,983)
Less: cumulative dividends on redeemable convertible preferred stock	—	(549)
Net loss attributable to common stock holders - basic and diluted	$(13,838)	$(9,532)
Denominator:
Weighted-average common shares outstanding - basic and diluted	64,583,714	12,035,941
Net loss per share
Net loss per share, basic and diluted	$(0.21)	$(0.79)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	March 31, 2022	March 31, 2021
Options to purchase common stock	6,629,106	8,835,391
Redeemable convertible preferred stock	—	43,836,109
Warrants	—	107,000
Number of shares issuable from ESPP	430,504	—
Restricted stock units	3,319,969	—
	10,379,579	52,778,500
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impact of COVID-19 on our business, results of operations and financial condition and our and the U.S. government or regulator’s further responses to it, and the impact of COVID-19 on our business, results of operations and financial condition and our and the U.S. government’s response to it, and those identified above, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
We generate revenue primarily from recurring subscription fees charged to access our software platform and phone services, including recurring hardware fees. These recurring revenues accounted for 95% and 93% of our revenue for the three months ended March 31, 2022 and 2021, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.
We also derive revenue associated with non-recurring installation fees for onboarding customers and from leases on phone hardware. We utilize our onboarding services and phone hardware as customer acquisition tools and price them competitively to lower the barriers to entry for new customers adopting our platform. As a result, the variable cost associated with providing phone hardware and onboarding assistance has historically exceeded the related revenue, resulting in negative gross profit for each. The revenue and related costs associated with onboarding new customers are typically non-recurring, and are primarily associated with the initial setup of a customer’s software and phone system. Revenue on phone hardware provided to our customers, deemed embedded lease revenue, is recognized over the related subscription period. The associated costs, which primarily represent depreciation expense on phones financed under capital lease arrangements, are incurred over the useful lives of the phones. We consider the net costs of onboarding and hardware, in addition to our sales and marketing activities, to be core elements of our customer acquisition approach.
The table below sets for our revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services, and phone hardware:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Subscription and payment processing:
Revenue	$31,950	$23,899
Cost of revenue	(8,821)	(6,416)
Gross profit	$23,129	$17,483
Gross margin	72%	73%
Onboarding:
Revenue	$262	$1,038
Cost of revenue	(2,586)	(2,320)
Gross profit	$(2,324)	$(1,282)
Gross margin	(887)%	(124)%
Hardware:
Revenue	$1,060	$731
Cost of revenue(1)	(2,346)	(2,066)
Gross profit(1)	$(1,286)	$(1,335)
Gross margin	(121)%	(183)%
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
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork and our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases. The deployment of the Weave phone system at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have added additional add-on products in recent years, such as Weave Payments, which we have begun to successfully cross-sell to our customer base. Our dollar-based net retention rate increased to 103% at March 31, 2022 from 102% at March 31, 2021, which we believe demonstrates the effectiveness of this strategy. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 72% and 73% for the three months ended March 31, 2022 and 2021.
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
Business Update Regarding COVID-19
The COVID-19 pandemic has had a disproportionate adverse impact on SMBs as compared to larger companies. This resulted in an initial slowdown in new customer acquisition during the first half of 2020. However, we experienced improvement in the pace of new customer acquisition in subsequent periods through 2021, which we believe was aided by the meaningful ways in which the pandemic impacted our customers and intensified their communications and engagement challenges. Given the nature of our business, the COVID-19 pandemic did not have a negative material impact on our revenue and results of operations. We did not experience a material number of non-renewals of subscriptions during 2020, 2021, or the first quarter of 2022, nor any material declines in revenue associated with potential declines in our customers' revenues. Out of an abundance of caution, in mid 2020 we did undergo a reduction of force of approximately 9% of our total workforce, but we are now hiring and we have continued to increase our headcount, period-over-period since those terminations. Through March 31, 2022, we have experienced headwinds in our lead generation activities due to COVID-19-related cancellation or postponement of trade shows and conferences, which are channels we have historically utilized as part of our go-to-market strategy. While we believe these headwinds have negatively impacted our growth rates since the pandemic began, and we continue to experience some of these headwinds, we have shifted our lead-generation activities to increase our focus on inbound and outbound channels which has driven substantial growth in customer locations under subscription and revenue over the same periods.
Despite widespread vaccination efforts in the United States, COVID-19 could still have an adverse impact on our customers and their clients. The impact of existing variants and any future variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against these variants and the response by governmental bodies and regulators. As a result, we could experience reduced customer demand and decreased willingness to enter into or renew subscriptions with us. We may also experience impact from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription
Key Business Metrics
In addition to our GAAP financial information, we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	March 31,
	2022	2021
Dollar-based net retention rate	103%	102%
Dollar-based gross retention rate	94%	92%
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net cash used in operating activities	$(4,171)	$(5,272)
Net cash used in investing activities	$(908)	$(2,321)
Net cash provided by (used in) financing activities	$(2,017)	$(1,569)
Free cash flow	$(5,079)	$(7,593)
Net cash used in operating activities as a percentage of revenue	(13)%	(21)%
Free cash flow margin	(15)%	(30)%
Net loss	$(13,838)	$(8,983)
Adjusted EBITDA	$(9,123)	$(6,335)
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
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, provision for taxes, depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and does not include depreciation on phone hardware provided to our customers. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item. We believe that adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation expense. Therefore, adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs, that will continue for the foreseeable future. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Revenue	$33,272	$25,668

Net cash used in operating activities	$(4,171)	$(5,272)
Less: Purchase of property and equipment	(541)	(1,782)
Less: Capitalized internal-use software	(367)	(539)
Free cash flow	$(5,079)	$(7,593)
Net cash used in investing activities	$(908)	$(2,321)
Net cash used in financing activities	$(2,017)	$(1,569)
Net cash used in operating activities as a percentage of revenue	(13)%	(21)%
Free cash flow margin	(15)%	(30)%
Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net loss	$(13,838)	$(8,983)
Interest on outstanding debt	293	280
Tax expense (benefit)	32	—
Depreciation(1)	685	430
Amortization(2)	280	114
Stock-based compensation	3,425	1,824
Adjusted EBITDA	$(9,123)	$(6,335)

______________
(1)    Does not include depreciation/amortization on finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. These subscription arrangements have contractual terms of month to month. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we offer pricing concessions that apply ratably over the twelve-month subscription plan. As of March 31, 2022, approximately 41% of customer locations elected annual prepayments (approximately 42% as of March 31, 2021). Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred. Recurring revenue on subscriptions, excluding Weave Payments and hardware, accounted for 92% and 90% for the three months ended March 31, 2022 and 2021, respectively.
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
Cost of Revenue
Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs, amortization of finance lease right-of-use assets on phone hardware provided to customers, fees to application providers, voice connectivity and messaging fees and amortization of internal-use software development costs. Indirect costs included in costs of revenue include fees paid to third-party independent contractors as part of the Installation Program and personnel-related expenses, such as salaries, benefits, bonuses, and stock-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense.
The launch of the Installation Program in the first quarter of 2020 resulted in a substantial increase in onboarding costs. Prior to launching this program, our employees provided limited installation assistance remotely from our corporate headquarters.

As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that the dollar amount of our cost of revenue will continue to increase. However, our cost of revenue has been and will continue to be affected by a number of factors including increased regulatory fees on texting and phone calls, the number of phones provided to customers, our stock-based compensation expense, and the timing of the amortization of internal-use software development costs, which could cause it to fluctuate as a percentage of revenue in future periods.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and sales commissions. Operating expenses also include allocated overhead costs for facilities and shared IT-related expenses, including depreciation expense.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales commissions paid on new subscriptions are deferred and amortized over the expected period of benefit which is determined to be three years. Marketing expenses consist of lead generating and other advertising activities, such as our Business Growth Summit and the costs of traveling to and attending trade shows.
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
Research and Development
Research and development expenses include software development costs that are not eligible for capitalization and support our efforts to ensure the reliability, availability and scalability of our solutions. Our platform is software-driven, and its research and development teams employ software engineers in the continuous testing, certification and support of our platform and products. Accordingly, the majority of our research and development expenses result from employee-related costs, including salaries, benefits, bonuses, stock-based compensation and costs associated with technology tools used by our engineers.
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
As a result of our initial public offering (IPO) in November 2021, we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
Interest Expense
Interest expense results primarily from interest payments on our borrowings and interest on finance lease obligations. Interest on borrowings is based on a floating per annum rate at specified percentages above the prime rate. Interest on finance leases initiated prior to January 1, 2022 is based on our incremental borrowing rate at the time the agreements were initiated. On January 1, 2022, we adopted the new accounting guidance required by ASC 842 and the interest on all finance leases initiated going forward is based on the rate implicit within the lease agreement.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenue	$33,272	$25,668
Cost of revenue (1)	13,753	10,802
Gross profit	19,519	14,866

Operating expenses:
Sales and marketing (1)	16,220	11,736
Research and development (1)	7,204	5,836
General and administrative (1)	9,604	6,003
Total operating expenses	33,028	23,575
Loss from operations	(13,509)	(8,709)

Other income (expense):
Interest expense	(293)	(280)
Other income (expense)	(4)	6
Loss before income taxes	(13,806)	(8,983)
Provision for income taxes	(32)	—
Net loss	$(13,838)	$(8,983)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cost of revenue	$148	$69
Sales and marketing	662	132
Research and development	552	396
General and administrative	2,063	1,227
Total stock-based compensation	$3,425	$1,824
See Note 10 of the Unaudited Condensed Consolidated Financial Statements for further details on stock-based compensation.
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	41	42
Gross profit	59	58

Operating expenses:
Sales and marketing	49	46
Research and development	22	23
General and administrative	29	23
Total operating expenses	99	92
Loss from operations	(41)	(34)

Other income (expense):
Interest expense	(1)	(1)
Other income (expense)	—	—
Loss before income taxes	(41)	(35)
Provision for income taxes	—	—
Net loss	(42)%	(35)%
Comparison of the Three Months Ended March 31, 2022 to March 31, 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue	$33,272	$25,668	$7,604	30%
Revenue increased by $7.6 million or 30% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Of the total increase, approximately $7.0 million or 92% was attributable to new customers acquired subsequent to March 31, 2021, and 8% or $0.6 million was attributable to existing customers under subscription as of March 31, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$13,753	$10,802	$2,951	27%
Gross margin	59%	58%
The dollar amount increase in cost of revenue was primarily due to an increase of $1.3 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers, and a personnel-related cost increase of $1.6 million as a result of increased support and onboarding headcount needed to support the growth of our business and related infrastructure.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$16,220	$11,736	$4,484	38%
The increase in sales and marketing expenses was primarily attributable to an increase of $3.4 million in personnel-related expenses driven by increased headcount, and a $0.5 million increase in trade show attendance costs including travel expenses.
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Research and development	$7,204	$5,836	$1,368	23%
The dollar amount increase in research and development expenses was primarily due to an increase of $1.2 million in personnel-related costs driven by higher headcount directly engaged in enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
General and administrative	$9,604	$6,003	$3,601	60%
The dollar amount increase in general and administrative expenses was primarily due to increases of $1.5 million in personnel-related expenses, including a $0.8 million increase in stock-based compensation expense. Additionally, as a result of our IPO in November 2021 and the increased cost of operating as a publicly-traded company, we had an $0.8 million increase in liability insurance expense and a $0.7 million increase in professional fees, in each case compared to the three months ended March 31, 2021.
Interest Expense and Other Income, Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Interest expense and other income, net	$297	$274	$23	8%
The increase is due to additional interest expense related to an increased number of phone hardware finance lease agreements.
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
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock, cash generated from the sale of subscriptions to our platform, and our bank borrowings. We have generated losses from our operations as reflected in our accumulated deficit of $195.7 million as of March 31, 2022 and negative cash flows from operating activities for the period then ended. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
Our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $128.9 million as of March 31, 2022.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $30.2 million of deferred revenue recorded as a current liability as of March 31, 2022. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, marketable securities and amounts available under our senior secured credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net cash used in operating activities	$(4,171)	$(5,272)
Net cash used in investing activities	(908)	(2,321)
Net cash used in financing activities	(2,017)	(1,569)
Operating Activities
For the three months ended March 31, 2022, cash used in operating activities was $4.2 million, primarily consisting of our net loss of $13.8 million adjusted for non-cash charges of $10.5 million, and net cash outflows of $0.8 million million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $2.4 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings, and a $0.3 million decrease in operating lease liabilities. These amounts were partially offset by a decrease in prepaid expenses of $1.0 million, and a $0.7 million increase in deferred revenue due to our prepay arrangements with our customers.
For the three months ended March 31, 2021, cash used in operating activities was $5.3 million, primarily consisting of our net loss of $9.0 million, adjusted for non-cash charges of $6.6 million, and net cash outflows of $2.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $2.6 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings, and a $2.1 million increase in accounts receivable due to an increase in customers and revenue and complications with our credit card processor. These amounts were partially offset by a $1.5 million increase in deferred revenue due to our prepay arrangements with our customers, and a $0.8 million increase in deferred rent.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2022 was $0.9 million, primarily due to furniture and equipment additions of $0.5 million. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $0.4 million.
Cash used in investing activities for the three months ended March 31, 2021 was $2.3 million, due to furniture, equipment and leasehold improvements of $1.8 million for our new corporate headquarters, which we occupied beginning in the first quarter of 2021. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $0.5 million.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2022 was $2.0 million, primarily as a result of principal payments on finance lease obligations of $2.2 million, and $0.4 million paid in IPO-related costs. These outflows were partially offset by cash proceeds from employee stock option exercises of $0.6 million.
Cash used in financing activities for the three months ended March 31, 2021 was $1.6 million, primarily as a result of principal payments on finance lease obligations of $1.8 million, partially offset by cash proceeds from employee stock option exercises of $0.2 million.
Contractual Obligations and Commitments
During the three months ended March 31, 2022, we acquired $2.0 million of additional right of use assets through new finance lease obligations.

Other than these new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information. We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of March 31, 2022.
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
In August 2021, we amended our agreement with Silicon Valley Bank (“SVB”) to increase the revolving line of credit from $10 million to $50 million. The total borrowing capacity is subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of our agreement with SVB, the $4 million note payable was converted to a deemed advance on the line of credit. In connection with this transaction, we drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. We are required to pay an annual fee of $0.13 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. This amended agreement includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. As of March 31, 2022, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants.
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
See Recently Adopted Accounting Pronouncements below for significant changes to our lease accounting policies and see our significant accounting policies discussed in Note 2, “ Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than the changes to lease accounting policies, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842), which updates the requirements related to financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their consolidated balance sheets as a right-of-use (“ROU”) asset and corresponding lease liability, measured at the present value of the lease payments.
See the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Recently Adopted” and “—Accounting Pronouncements Pending Adoption” in Note 2 to our condensed consolidated financial statements for more information.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
As of March 31, 2022, our exposure to market risk has not changed materially since December 31, 2021. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 23, 2022.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the preparation and audit of our consolidated financial statements, material weaknesses were identified in internal control over financial reporting as of December 31, 2020, which continued to exist as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

We are remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue through fiscal year 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
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

The ongoing COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our platform and products and conduct our business operations. While the duration and severity of the COVID-19 outbreak and the degree and duration of its impact on our business continues to be uncertain and difficult to predict, compliance with social distancing and shelter-in-place measures have impacted our day-to-day operations. Like many other companies, including our customers and prospective customers, we reduced our headcount and our employees transitioned to working from home and restricted business travel. Additionally, one of our significant sales channels, trade shows and other industry events, were canceled or postponed, or shifted to virtual-only experiences, and we had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events.
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
While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic on our business, we cannot predict the ultimate impact of the COVID-19 pandemic on our business or be sure that our efforts to mitigate the impact will be successful. The impact of the COVID-19 pandemic on our business will depend, among other things, on the duration and magnitude of the continuing effects of COVID-19, the continued severity and transmission rates of the virus and variants of the virus like the Delta and Omicron variants, the effectiveness and availability of COVID-19 vaccines against the prevalent COVID-19 variants, the impact of further shelter-in-place or other government restrictions that may be imposed, the response by governmental bodies and regulators, and the effect of these developments on our customers’ businesses.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $115.9 million and $79.9 million during the years ended December 31, 2021 and 2020, respectively, and $33.3 million for the three months ended March 31, 2022. Additionally, we have experienced significant growth in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges that have been exacerbated by the high levels of employee turnover, particularly in our customer service and sales organizations in 2021. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021.
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
•manage the effects of the ongoing COVID-19 pandemic on our business and operations;
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
•controlling expenses and investments in anticipation of expanded operations; and managing the expansion of operations in the United States and in additional countries in the future, which will place additional demands on our resources and operations.
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
We have incurred net losses in each year since our inception, including net losses of $51.7 million, $40.4 million and $13.8 million in 2021 and 2020 and for the three months ended March 31, 2022, respectively. We had an accumulated deficit of $195.7 million as of March 31, 2022. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
We expect to open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of March 31, 2022 had onboarded a team of 59 employees to further our engineering and administrative operations.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank, or SVB, contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of March 31, 2022, we had $10.0 million outstanding under this loan and security agreement.
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
The STIR/SHAKEN framework will likely be used throughout the world. It is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these standards may not be interoperable with the U.S. requirements. For example, the Canadian Radio-television and Telecommunications Commission, or CRTC, has required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-based voice calls, effective November 30, 2021, and file status reports every six months starting May 31, 2022. Despite initially denying non-facilities based providers access, the Canadian Secure Token Governance Authority, or CST-GA, created a new process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates to allow higher (Level A or B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at greater risk of being blocked or flagged and ignored by end users. Further, it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
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
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies, in particular, our acceptable use policies. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. These risks may increase as we enter new vertical markets that rely more heavily on email marketing campaigns to obtain new customers. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our acceptable use policy and our email and messaging policies and, in certain circumstances, we review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies.
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

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the India Prevention of Corruption Act, 1988, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti- corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. As we increase our international sales and business further, our risks under these laws may increase especially to the extent that we rely on sales to and through resellers and other intermediaries. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations and financial condition.
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
There is considerable activity in connection with the development of intellectual property, whether or not patentable, in our industry. Our competitors, as well as a number of other entities, including non-

practicing entities and individuals, may own or claim to own intellectual property relating to our industry and our business. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. From time to time, we have been and will continue to be subject to legal proceedings and claims by our competitors or other third parties that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of such intellectual property rights. Such claims, regardless of merit, may result in litigation. The costs of defending such litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events or other outcomes may:
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
Risks Related to Accounting Matters
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
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
The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the outcome of such efforts or the outcome of our assessment of the remediation efforts. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, or guarantee that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
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
We have also filed registration statements to register shares reserved for future issuance under our equity incentive plans. As a result, subject to the applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options are available for immediate resale in the United States in the open market.
Further, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our common stock to decline or be volatile and may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
The concentration of our share ownership in those stockholders who held our stock prior to our IPO, including our executive officers, directors and holders of more than 5% of our capital stock, may limit your ability to influence corporate matters.
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 70.7% of our total shares outstanding as of March 31, 2022. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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

Item 6. Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.1+	Non-Employee Director Compensation Policy.					X
10.2+	Employment Agreement, dated November 1, 2021, by and between Wendy Harper and the Registrant.					X
10.3+†	Employment Agreement, dated October 30, 2021, by and between Matthew Hyde and the Registrant.					X
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ Indicates a management contract or compensatory plan or arrangement.
† Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Weave Communications, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weave Communications, Inc.

Dated: May 13, 2022	By:	/s/ Roy Banks
Roy Banks
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 13, 2022	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)