Form 10-Q
period 2022-06-30
Weave Communications, Inc.
filed 2022-08-12
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-40998
Weave Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-3302902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of July 31, 2022, the registrant had 65,025,878 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$124,328	$135,996
Accounts receivable	2,981	3,059
Deferred contract acquisition costs, net	9,153	8,931
Prepaid expenses and other current assets	4,198	6,461
Total current assets	140,660	154,447
Non-current assets:
Property and equipment, net	11,427	24,502
Operating lease right-of-use assets	46,660	—
Finance lease right-of-use assets	11,325	—
Deferred contract acquisition costs, net, less current portion	7,612	7,873
Other non-current assets	1,143	663
TOTAL ASSETS	$218,827	$187,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,673	$4,061
Accrued liabilities	14,142	12,250
Deferred revenue	32,287	29,511
Current portion of operating lease liabilities	5,050	—
Current portion of finance lease liabilities	7,728	8,485
Total current liabilities	63,880	54,307
Non-current liabilities:
Deferred rent	—	4,319
Operating lease liabilities, less current portion	46,780	—
Finance lease liabilities, less current portion	6,179	6,558
Long-term debt	10,000	10,000
Total liabilities	126,839	75,184
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 65,010,719 and 64,324,628 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	302,557	294,230
Accumulated deficit	(210,551)	(181,898)
Accumulated other comprehensive (loss) income	(18)	(31)
Total stockholders' equity	91,988	112,301
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,827	$187,485
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$34,930	$28,061	$68,202	$53,729
Cost of revenue	13,749	12,023	27,502	22,825
Gross profit	21,181	16,038	40,700	30,904
Operating expenses:
Sales and marketing	16,747	14,718	32,967	26,454
Research and development	7,428	7,871	14,632	13,707
General and administrative	11,597	7,583	21,201	13,586
Total operating expenses	35,772	30,172	68,800	53,747
Loss from operations	(14,591)	(14,134)	(28,100)	(22,843)
Other income (expense):
Interest expense	(332)	(293)	(625)	(573)
Other income (expense)	127	8	123	14
Loss before income taxes	(14,796)	(14,419)	(28,602)	(23,402)
Provision for income taxes	(19)	—	(51)	—
Net loss	$(14,815)	$(14,419)	$(28,653)	$(23,402)
Less: cumulative dividends on redeemable convertible preferred stock	—	(557)	—	(1,106)
Net loss attributable to common stockholders	$(14,815)	$(14,976)	$(28,653)	$(24,508)
Net loss per share attributable to common stockholders - basic and diluted	$(0.23)	$(1.12)	$(0.44)	$(1.93)
Weighted-average common shares outstanding - basic and diluted	64,963,045	13,373,712	64,774,428	12,708,522
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(14,815)	$(14,419)	$(28,653)	$(23,402)
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	(41)	(7)	13	(8)
Total comprehensive loss	$(14,856)	$(14,426)	$(28,640)	$(23,410)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30, 2022
							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - March 31, 2022	—	$—	64,889,304	$—	$298,214	$(195,736)	$23	$102,501
Issuance of common shares from stock option exercises	—	—	121,241	—	134	—	—	134
Offering costs	—	—	—	—	(271)	—	—	(271)
Vesting of restricted stock units	—	—	174	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,480	—	—	4,480
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	(14,815)	—	(14,815)
BALANCE - June 30, 2022	—	$—	65,010,719	$—	$302,557	$(210,551)	$(18)	$91,988

	Three Months Ended June 30, 2021
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
BALANCE - March 31, 2021	43,836,109	$151,938	12,829,591	$—	$18,333	$(139,191)	$1	$(120,857)
Issuance of common shares from stock option exercises	—	—	1,225,426	—	1,877	—	—	1,877
Stock-based compensation	—	—	—	—	5,269	—	—	5,269
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(7)	(7)
Net loss	—	$—	—	$—	$—	$(14,419)	$—	$(14,419)
BALANCE - June 30, 2021	43,836,109	$151,938	14,055,017	$—	$25,479	$(153,610)	$(6)	$(128,137)

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended June 30, 2022
							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2021	—	$—	64,324,628	$—	$294,230	$(181,898)	$(31)	$112,301
Issuance of common shares from stock option exercises	—	—	685,324	—	693	—	—	693
Offering Costs	—	—	—	—	(271)	—	—	(271)
Vesting of restricted stock units	—	—	767	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,905	—	—	7,905
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	(28,653)	—	(28,653)
BALANCE - June 30, 2022	—	$—	65,010,719	$—	$302,557	$(210,551)	$(18)	$91,988

	Six Months Ended June 30, 2021
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
BALANCE - December 31, 2020	43,836,109	$151,938	11,882,286	$—	$16,261	$(130,208)	$2	$(113,945)
Issuance of common shares from stock option exercises	—	—	2,172,731	—	2,125	—	—	2,125
Stock-based compensation	—	—	—	—	7,093	—	—	7,093
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	(23,402)	—	(23,402)
BALANCE - June 30, 2021	43,836,109	$151,938	14,055,017	$—	$25,479	$(153,610)	$(6)	$(128,137)

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,653)	$(23,402)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,693	5,586
Amortization of operating right-of-use assets	1,822	—
Provision for losses on accounts receivable	299	72
Amortization of contract acquisition and fulfillment costs	5,408	4,388
Stock-based compensation	7,905	7,093
Changes in operating assets and liabilities:
Accounts receivable	(221)	(2,507)
Contract acquisition costs	(5,294)	(6,119)
Prepaid expenses and other assets	1,708	259
Accounts payable	592	408
Accrued liabilities	2,021	1,151
Operating lease liabilities	(971)	—
Deferred revenue	2,789	4,059
Deferred rent	—	1,969
Net cash used in operating activities	(5,902)	(7,043)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(921)	(3,438)
Capitalized internal-use software costs	(678)	(1,106)
Net cash used in investing activities	(1,599)	(4,544)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(4,460)	(3,740)
Proceeds from stock option exercises	693	2,125
Paid offering costs	(400)	—
Net cash used in financing activities	(4,167)	(1,615)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,668)	(13,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,996	55,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,328	$42,496
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$625	$573
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$20	$231
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$3,324	$5,152
Accrued unpaid offering costs	271	—
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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively, “Weave” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Cash and Cash Equivalents

Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021 the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and generated negative cash flows from operations since inception. As of June 30, 2022 the Company had an accumulated deficit of $210.6 million. The Company has partially funded its operations through cash flows generated by sales of its product offerings, and as of June 30, 2022 the Company has completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering, which generated additional net proceeds of $111.6 million. As of June 30, 2022 the Company had outstanding borrowings under its revolving line of credit of $10.0 million and $40.0 million in available borrowings.
The Company believes its existing cash and cash equivalents, amounts available under our revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the June 30, 2022 condensed consolidated financial statements. As a result of the Company’s growth plans, the Company expects that losses and negative cash flows from operations may continue in the foreseeable future.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended June 30, 2022 and 2021, the Company recorded advertising expense of $1.5 million and $1.8 million, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
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
The Company also provides payment processing/collection services and receives a revenue share from a third-party payment facilitator on transactions between Weave customers that utilize the Weave payments platform and their end consumers. These payment transactions are generally for services rendered at customers’ business location via credit card terminals or through “text-to-pay” functionality. As the Company acts as an agent in these arrangements, revenue from payments services is recorded net of transaction processing fees and revenue is recognized as the performance obligation is performed each time transactions are processed.
Previously, as part of the onboarding process, the customer could request the Company install pre-configured applications on hardware which allow remote access to Weave's cloud solution. In addition, the customer could request the Company install phone hardware at the customer’s location. Whereas the Company continues to provide remote installation services, the in-office installation program was phased out during the second half of 2021. Whether performed remotely or in office, the Company considers onboarding/installation a separate performance obligation, and recognizes revenue at the time the installation services are complete.
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
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of June 30, 2022 and December 31, 2021, approximately $1.8 million and $2.2 million, respectively, in revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for these remaining performance obligations does not begin until July 2022, this amount is not recorded in deferred revenue as of June 30, 2022. The Company expects to recognize revenue on these remaining performance obligations over the next 13 months.
In addition to providing VoIP phone and software services, the Company provides phone hardware to its customers as part of the subscription. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in ASC 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36 months period, the phones are returned to the Company.
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

Deferred Contract Costs
In accordance with ASC-340, the Company capitalizes incremental costs of obtaining and fulfilling a contract, provided the Company expects to recover those costs. The capitalized amounts mainly consist of sales commissions paid to the Company’s direct sales force. Capitalized costs also include:
•Commissions to sales management for achieving incremental sales quota.
•The associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees.
•One time commissions paid to partners.
•One time registration fees assessed by mobile carriers.
These costs are recorded as deferred contract acquisition and fulfillment costs on the consolidated balance sheet. Amortization of deferred contract acquisition costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense. Deferred contract acquisition costs related to one time commissions paid to partners are included in cost of revenue. Deferred contract fulfillment costs related to one time registration fees paid to mobile carriers are included in cost of revenue. These expenses are amortized on a straight-line basis over the average period of consumer benefit, three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
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
On January 1, 2022, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three and six months ended June 30, 2022 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. In addition, the Company elected the practical expedient that allows lessees the option to account for lease and non lease components together as a single component for all classes of underlying assets. The Company performed evaluations of its contracts to ensure compliance with the new guidance of Topic 842. Upon adoption, the Company recognized cumulative operating lease liabilities of $52.8 million offset by a write off in deferred rent of $4.3 million and operating right-of-use assets of $48.5 million. Capital lease obligations of $15.0 million existing as of

December 31, 2021 were renamed finance lease liabilities, and the related $12.4 million in assets that were reported within property and equipment, net, as of December 31, 2021 were reclassified as finance right-of-use assets as of the adoption date.
Accounting Pronouncements Pending Adoption
As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
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
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $15.8 million and $12.0 million for the three months ended June 30, 2022 and 2021, respectively, and $23.9 million and $19.7 million for the six months ended June 30, 2022 and 2021, respectively.
Capitalized Contract Costs
As discussed in Note 2, the Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs were $2.8 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription and payment processing	$33,538	$26,233	$65,488	$50,132
Onboarding	319	1,034	581	2,072
Phone hardware lease	1,073	794	2,133	1,525
Total revenue	$34,930	$28,061	$68,202	$53,729
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Level 1
Money market fund	$101,099	$118,962
Level 2	—	—
Level 3	—	—
Total	$101,099	$118,962
As of June 30, 2022 and December 31, 2021 the fair value of debt was $10.5 million and $10.6 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Office equipment	$4,946	$4,729
Office furniture	5,810	5,588
Leasehold improvements	2,615	2,496
Fixed assets not placed in service	—	118
Capitalized internal-use software	4,274	3,533
Phone hardware	—	26,034
Payment terminals	1,985	1,581
Property and equipment, gross	19,630	44,079
Less accumulated depreciation and amortization	(8,203)	(19,577)
Property and equipment, net	$11,427	$24,502
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $3.4 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, and $6.8 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively. Of this expense, $2.4 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $4.8 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively, was related to phone hardware finance ROU assets (see also footnote 7) and data center equipment which has been included in cost of revenue in the statements of operations. Note that these finance ROU assets were reported as “phone hardware” prior to January 1, 2022. Capitalized internal-use software amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, which has been included in the cost of revenue in the statements of operations. Capitalized implementation amortization expense was zero for the three months ended June 30, 2022 and 2021, and $0.1 million and zero for the six months ended June 30, 2022 and 2021, respectively, which has been included in operating expense in the statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Payroll-related accruals	$9,314	$8,434
Sales and telecom taxes	1,801	1,508
Employee stock purchase plan liability	1,121	256
Third-party commissions	442	440
Other	1,464	1,612
Total	$14,142	$12,250
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
Lease expense and other information consisted of the following for the three and six months ended June 30, 2022 (in thousands, except terms and rates):

	Three Months Ended June 30,2022	Six Months Ended June 30,2022
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$2,186	$4,419
Interest on lease liabilities	227	431
Operating lease expense	1,417	2,834
Short-term lease expense	9	18
Total lease expense	$3,839	$7,702

Other information
Finance leases:
Operating cash outflow from finance leases	$227	$431
Financing cash outflow from finance leases	$2,284	$4,460
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,297	$3,324
Operating leases:
Operating cash outflow from operating leases	$1,142	$1,983

Other information as of June 30, 2022
Finance leases:
Weighted-average remaining lease term (years)	1.7
Weighted-average discount rate lease term	6.9%
Operating leases:
Weighted-average remaining lease term (years)	10.6
Weighted-average discount rate lease term	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from November 2022 to January 2033. The Company has not recognized any renewal options as part of the lease term as it they are not reasonably certain of exercise as of June 30, 2022. The rates implicit in the Company’s operating leases are not readily determinable thus the Company uses its incremental borrowing rate to calculate the present value of the lease liabilities. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from nonlease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. Note that rent expense amounts for periods prior to 2022 are reported under ASC 840.
Future maturities of remaining lease payments included in the measurement of operating lease as of June 30, 2022 are as follows (in thousands):

Years ending December 31,
Remaining 2022	$2,559
2023	5,404
2024	5,539
2025	5,677
2026	5,819
Thereafter	38,666
Total	63,664
Less imputed interest	(11,834)
Present value of operating lease obligations	$51,830
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the following table summarizes the future minimum lease payments related to operating leases as of December 31, 2021 under ASC 840 (in thousands):

Years ending December 31,
2022	$4,407
2023	5,404
2024	5,539
2025	5,677
2026	5,819
Thereafter	38,666
Total	$65,512
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the three months ended June 30, 2022 and June 30, 2021, the Company recorded lease revenues associated with phone hardware of $1.1 million and $0.8 million, respectively, and $2.1 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of June 30, 2022 the Company had 95 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $130 to $21,975 and have maturity dates ranging from July 2022 to May 2025. As of June 30, 2022, the gross value of phone hardware acquired under these capital leases approximated $26 million. Amortization expense on finance-leased phone hardware was $2.2 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of June 30, 2022 were as follows (in thousands):

Years ending December 31,
Remaining 2022	$5,020
2023	6,007
2024	3,295
2025	609
2026	—
Thereafter	—
Total	14,931
Less amounts representing interest	(1,024)
Present value of finance lease obligations	$13,907
8.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported income tax expense of $18.6 thousand and zero for the three months ended June 30, 2022 and 2021, respectively, and $51.1 thousand and zero for the six months ended June 30, 2022 and 2021, respectively, which resulted in an effective tax rate of (0.1255)%, zero percent, (0.1785)%, and zero percent, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
In August of 2021, the Company amended the agreement with Silicon Valley Bank to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of the agreement, the $4.0 million note payable was converted to a deemed advance on the line of credit and was deemed a debt modification. In connection with this transaction, the Company drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. Under the terms of this amendment, the loan and security agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that the Company meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. The Company was in compliance with all debt covenants as of and for the periods ended June 30, 2022 and December 31, 2021. The balance on the line of credit is due on August 4, 2023.
The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Line of credit	10,000	10,000
Total	$10,000	$10,000
10.Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plan, including expense from stock options and restricted stock units, and the employee stock purchase plan was classified as follows in the accompanying condensed consolidated statements of operations for each of the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$176	$210	$324	$279
Sales and marketing	790	679	1,452	811
Research and development	1,078	2,020	1,630	2,416
General and administrative	2,436	2,360	4,499	3,587
Total	$4,480	$5,269	$7,905	$7,093
For the three and six months ended June 30, 2022, there were no secondary stock transactions that resulted in stock-based compensation expense. For the three and six months ended June 30, 2021 there was $3.4 million and $3.4 million, respectively, of stock-based compensation expense related to stock secondary transactions.
Equity Incentive Plan
During 2016, the Company adopted the 2015 Equity Incentive Plan (the “2015 EIP”) under which common stock options could be issued for employee awards and the Company began issuing stock options under this plan in 2016.
In November 2021 in connection with the initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” and, together with the 2015 EIP, the “EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. Upon adoption of the 2021 EIP, the 2015 EIP plan was terminated. All options issued and outstanding or available for issuance under the 2015 EIP were absorbed into the 2021 EIP. Along with the absorbed 2015 EIP options, the Company reserved an additional 9,000,000 shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the Board, subject to a maximum amount. In the first quarter of 2022, the board reserved an additional 3.2 million common shares for future issuance under the 2021 EIP.
Stock-based compensation expense related to the EIP was $4.4 million and $1.9 million for the three months ended June 30, 2022 and 2021.

Stock options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 3,149,649 and 2,628,528 as of June 30, 2022 and 2021, respectively.
Unrecognized stock-based compensation expense as of June 30, 2022 and 2021 was $21.2 million and $24.9 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of June 30, 2022 and 2021 the weighted-average vesting periods approximated 2.42 years and 3.24 years , respectively.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,574,136	$8.60	8.35	$52,257
Exercisable as of December 31, 2021	2,719,252	$3.44	7.03	$31,929

Granted	—	—
Exercised	(564,083)	$1.65
Forfeited and expired	(380,947)	$12.07
Outstanding as of March 31, 2022	6,629,106	$8.99	7.81	$8,815
Exercisable as of March 31, 2022	2,665,039	$5.45	6.30	$6,975

Granted	—	$—
Exercised	(121,241)	$1.55
Forfeited and expired	(649,298)	$14.15
Outstanding as of June 30, 2022	5,858,567	$8.58	6.86	$2,402
Exercisable as of June 30, 2022	2,959,753	$6.35	5.45	$2,281
The aggregate intrinsic value of options exercised was $0.4 million for the three months ended June 30, 2022. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
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
Restricted Stock Units
RSUs granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service based condition for these awards is generally satisfied over three or four years. 171,075 RSUs have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
As of June 30, 2022, there was $29.4 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.70 years.
Restricted Stock Unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	171,075	$18.50

Granted	3,183,398	6.24
Vested	(593)	9.08
Canceled	(33,911)	16.02
Outstanding as of March 31, 2022	3,319,969	$6.77

Granted	2,420,126	$5.48
Vested	(174)	$5.13
Canceled	(440,535)	$7.29
Outstanding as of June 30, 2022	5,299,386	$6.11

Repurchase of Common Shares
No share repurchases took place during the six months ended June 30, 2022 and 2021.
11.Related Party Transactions
There were no related-party transactions during the six months ended June 30, 2022 and 2021.
12.Commitments and Contingencies
Legal Matters
As of June 30, 2022 and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claims brought by any third-party against such indemnified party with respect to licensed technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
13. Net Loss Per Share

The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,815)	$(14,419)	$(28,653)	$(23,402)
Less: cumulative dividends on redeemable convertible preferred stock	—	(557)	—	(1,106)
Net loss attributable to common stock holders - basic and diluted	$(14,815)	$(14,976)	$(28,653)	$(24,508)
Denominator:
Weighted-average common shares outstanding - basic and diluted	64,963,045	13,373,712	64,774,428	12,708,522
Net loss per share
Net loss per share, basic and diluted	$(0.23)	$(1.12)	$(0.44)	$(1.93)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	June 30, 2022	June 30, 2021
Options to purchase common stock	5,858,567	7,640,568
Redeemable convertible preferred stock	—	43,836,109
Warrants	—	107,000
Number of shares issuable from ESPP	717,412	—
Restricted stock units	5,299,386	—
	11,875,365	51,583,677
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
In this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, “Weave,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its consolidated subsidiaries.
Overview
Weave is a leading all-in-one customer communications and engagement software platform for small and medium-sized businesses (“SMBs”). We are creating a world where SMB entrepreneurs can utilize state-of-the-art technology to transform how they attract, communicate and engage customers, grow their business and realize their dreams. Our platform enables entrepreneurs to maximize the value of their customer interactions and minimize the time and effort spent on manual or mundane tasks. In a similar way to how the smartphone has transformed the manner in which we live our daily lives, our platform changes the way SMBs manage their businesses.
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
Since our founding in 2011, we have evolved our platform, innovating and improving the products and integrations we provide for small businesses. We have expanded our product offering from a suite of integrated phone, email and text solutions to include analytics in 2019, payments in 2019 and forms in 2021, among other capabilities launched in those years. Through investments in product development and integrations, we have expanded beyond dentistry and optometry to other verticals, such as home services.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our software platform and phone services, including recurring hardware fees. These recurring revenues accounted for 95% and 93% of our revenue for the three month and six month periods ended June 30, 2022 and 2021, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets for our revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services, and phone hardware:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Subscription and payment processing:
Revenue	$33,538	$26,233	$65,488	$50,132
Cost of revenue	(9,009)	(7,113)	(17,830)	(13,529)
Gross profit	$24,529	$19,120	$47,658	$36,603
Gross margin	73%	73%	73%	73%
Onboarding:
Revenue	$319	$1,034	$581	$2,072
Cost of revenue	(2,502)	(2,673)	(5,088)	(4,993)
Gross profit	$(2,183)	$(1,639)	$(4,507)	$(2,921)
Gross margin	(684)%	(159)%	(776)%	(141)%
Hardware:
Revenue	$1,073	$794	$2,133	$1,525
Cost of revenue(1)	(2,238)	(2,237)	(4,584)	(4,303)
Gross profit(1)	$(1,165)	$(1,443)	$(2,451)	$(2,778)
Gross margin	(109)%	(182)%	(115)%	(182)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform and the growth of the market for SMB communications and engagement. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, professional events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we recently introduced multi-office functionality to our platform to allow us to better service organizations with multiple locations. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have added additional add-on products in recent years, such as Weave Payments, which we have begun to successfully cross-sell to our customer base. Our dollar-based net retention rate decreased to 102% at June 30, 2022 from 104% at June 30, 2021, reflecting an anticipated decline as compared to the successful Weave Payments initial product rollout and upsell efforts we experienced continuing into the first half of 2021. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 73% for the three month periods ended June 30, 2022 and 2021, and the six month periods ended June 30, 2022 and 2021.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. Our ability to cohesively deliver a deep product suite with as little friction as possible to customers is a key determinant of winning new customers. In short, our ability to add new SMB customers is dependent on the features and functionality we add to our platform for small businesses, particularly in our core specialty healthcare verticals. The depth of our platform’s functionality is dependent upon both our internally-developed technology and our platform partnerships. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to small businesses in a timely manner.
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
Business Update Regarding COVID-19
The COVID-19 pandemic has had a disproportionate adverse impact on SMBs as compared to larger companies. This resulted in an initial slowdown in new customer acquisition during the first half of 2020. However, we experienced improvement in the pace of new customer acquisition in subsequent periods through 2021, which we believe was aided by the meaningful ways in which the pandemic impacted our customers and intensified their communications and engagement challenges. Given the nature of our business, the COVID-19 pandemic did not have a negative material impact on our revenue and results of operations. We did not experience a material number of non-renewals of subscriptions during 2020, 2021, or the first half of 2022, nor any material declines in revenue associated with potential declines in our customers' revenues. Out of an abundance of caution, in mid-2020 we underwent a reduction of force of approximately 9% of our total workforce, but since those terminations we resumed hiring and we continue to hire to accommodate the growth and operational needs of our business. Through March 2022, we experienced headwinds in our lead generation activities due to COVID-19 precautions as trade shows and conferences,channels we have historically utilized as part of our go-to-market strategy, were cancelled, postponed, or shifted to virtual-only experiences. We have seen some of these trade shows and conferences return to in-person events in the second quarter of 2022, but they have not returned to the quantity and attendance levels seen pre-pandemic. While we believe these headwinds have negatively impacted our growth rates since the pandemic began, and we continue to experience some of these headwinds, we have shifted our lead-generation activities to increase our focus on inbound and outbound channels which has driven substantial growth in customer locations under subscription and revenue over the same periods.
Despite widespread vaccination efforts in the United States, COVID-19 continues to have an adverse impact on our customers and their clients and a disproportionate adverse impact on SMBs generally as compared to larger companies, as it did beginning in December 2021 when we experienced unexpected challenges with our sales and installation activities due to the impact of the spread of the Omicron variant of the disease. The impact of existing variants and any future variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and its variants and the response by governmental bodies and regulators. As a result, we could experience reduced customer demand and decreased willingness to enter into or renew subscriptions with us. We may also experience impact from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription
Key Business Metrics
In addition to our generally accepted accounting principles in the United States (“U.S. GAAP”) financial information, we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	June 30,
	2022	2021
Dollar-based net retention rate	102%	104%
Dollar-based gross retention rate	94%	92%
Dollar-Based Net Retention Rate
We believe our dollar-based net retention rate (“NRR”) provides insight into our ability to retain and grow revenue from our customer locations, as well as their potential long-term value to us. For retention rate calculations, we use adjusted monthly revenue (“AMR”), which is calculated for each location as the sum of (i) the subscription component of revenue for each month and (ii) the average of the trailing-three-month recurring payments revenue. Since payments revenue represents the revenue we recognize on payment processing volume, which is reported net of transaction processing fees, we believe the three-month average appropriately adjusts for short-term fluctuations in transaction volume. To calculate our NRR, we first identify the cohort of locations (the “Base Locations”) that were active in a particular month (the “Base Month”). We then divide AMR for the Base Locations in the same month of the subsequent year (the “Comparison Month”), by AMR in the Base Month to derive a monthly NRR. AMR in the Comparison Month includes the impact of any churn, revenue contraction, revenue expansion, and pricing changes, and by definition does not include any new customer locations under subscription added between the Base Month and Comparison Month. We derive our annual NRR as of any date by taking a weighted average of the monthly net retention rates over the trailing twelve months prior to such date.

Dollar-Based Gross Retention Rate
We believe our dollar-based gross retention rate (“GRR”), provides insight into our ability to retain our customers, allowing us to evaluate whether the platform is addressing customer needs. To calculate our GRR, we first identify the Base Locations that were under subscription in the Base Month. We then calculate the effect of reductions in revenue from customer location terminations by measuring the amount of AMR in the Base Month for Base Locations still under subscription twelve months subsequent to the Base Month (“Remaining AMR”). We then divide Remaining AMR for the Base Locations by AMR in the Base Month for the Base Locations to derive a monthly gross retention rate. We calculate GRR as of any date by taking a weighted average of the monthly gross retention rates over the trailing twelve months prior to such date. GRR reflects the effect of customer locations that terminate their subscriptions, but does not reflect changes in revenue due to revenue expansion, revenue contraction, or addition of new customer locations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use free cash flow, free cash flow margin and Adjusted EBITDA, which are non-GAAP financial measures, to enhance the understanding of our U.S. GAAP financial measures, evaluate growth trends, establish budgets and assess operating performance. These non-GAAP financial measures should not be considered by the reader as substitutes for, or superior to, the financial statements and financial information prepared in accordance with U.S. GAAP. See below for a description of these non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash used in operating activities	$(1,731)	$(1,771)	$(5,902)	$(7,043)
Net cash used in investing activities	$(691)	$(2,223)	$(1,599)	$(4,544)
Net cash provided used in financing activities	$(2,150)	$(46)	$(4,167)	$(1,615)
Free cash flow	$(2,422)	$(3,994)	$(7,501)	$(11,587)
Net cash used in operating activities as a percentage of revenue	(5)%	(6)%	(9)%	(13)%
Free cash flow margin	(7)%	(14)%	(11)%	(22)%
Net loss	$(14,815)	$(14,419)	$(28,653)	$(23,402)
Adjusted EBITDA	$(9,025)	$(8,313)	$(18,148)	$(14,499)
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
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation expense. Therefore, adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs, that will continue for the foreseeable future. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Free Cash Flow and Free Cash Flow Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue	$34,930	$28,061	$68,202	$53,729

Net cash used in operating activities	$(1,731)	$(1,771)	$(5,902)	$(7,043)
Less: Purchase of property and equipment	(380)	(1,656)	(921)	(3,438)
Less: Capitalized internal-use software	(311)	(567)	(678)	(1,106)
Free cash flow	$(2,422)	$(3,994)	$(7,501)	$(11,587)
Net cash used in investing activities	$(691)	$(2,223)	$(1,599)	$(4,544)
Net cash used in financing activities	$(2,150)	$(46)	$(4,167)	$(1,615)
Net cash used in operating activities as a percentage of revenue	(5)%	(6)%	(9)%	(13)%
Free cash flow margin	(7)%	(14)%	(11)%	(22)%
Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net loss	$(14,815)	$(14,419)	$(28,653)	$(23,402)
Interest on outstanding debt	332	293	625	573
Tax expense (benefit)	19	—	51	—
Depreciation(1)	673	430	1,358	963
Amortization(2)	286	114	566	274
Stock-based compensation	4,480	5,269	7,905	7,093
Adjusted EBITDA	$(9,025)	$(8,313)	$(18,148)	$(14,499)
______________
(1)    Does not include depreciation/amortization on finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. These subscription arrangements have contractual terms of month to month. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we offer pricing concessions that apply ratably over the twelve-month subscription plan. As of June 30, 2022, approximately 41% of customer locations elected annual prepayments (approximately 43% as of June 30, 2021). Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred. Recurring revenue on subscriptions, excluding Weave Payments and hardware, accounted for 92% and 90% for the three months ended June 30, 2022 and 2021, respectively.
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
We also collect non-recurring installation fees for onboarding customers, the revenue for which is recognized upon completion of the installation. In the first quarter of 2020, we launched a nationwide installation program (the “Installation Program”), and began encouraging all new customers to use an on-site technician to configure phone hardware, install our platform software and assist with network upgrades recommended to optimize platform performance. While the Installation Program increased our revenue in 2020, it also increased our onboarding costs substantially. This program was phased out during the second half of 2021, resulting in limited impact to revenue and cost of revenue. Following this change, our customers now directly engage with third-party independent contractors to configure hardware, install the software and assist with upgrades, for which we do not derive any revenue. We may also collect installation or activation fees for the onboarding services provided by our employees.
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
We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As in-person events and conferences continue to return, we will experience an increase in marketing expenses. Despite these expected increases, as a percentage of revenue, we anticipate sales and marketing expenses will slightly decrease in 2022 as compared to 2021, and will further decrease as a percent of revenue over time.
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
As a result of our initial public offering in November 2021 (“IPO”), we have incurred and expect to continue to incur additional expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
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
Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$34,930	$28,061	$68,202	$53,729
Cost of revenue (1)	13,749	12,023	27,502	22,825
Gross profit	21,181	16,038	40,700	30,904

Operating expenses:
Sales and marketing (1)	16,747	14,718	32,967	26,454
Research and development (1)	7,428	7,871	14,632	13,707
General and administrative (1)	11,597	7,583	21,201	13,586
Total operating expenses	35,772	30,172	68,800	53,747
Loss from operations	(14,591)	(14,134)	(28,100)	(22,843)

Other income (expense):
Interest expense	(332)	(293)	(625)	(573)
Other income (expense)	127	8	123	14
Loss before income taxes	(14,796)	(14,419)	$(28,602)	$(23,402)
Provision for income taxes	(19)	—	$(51)	$—
Net loss	$(14,815)	$(14,419)	$(28,653)	$(23,402)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$176	$210	$324	$279
Sales and marketing	790	679	1,452	811
Research and development	1,078	2,020	1,630	2,416
General and administrative	2,436	2,360	4,499	3,587
Total stock-based compensation	$4,480	$5,269	$7,905	$7,093
See Note 10 of the Unaudited Condensed Consolidated Financial Statements for further details on stock-based compensation.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	39	43	40	42
Gross profit	61	57	60	58

Operating expenses:
Sales and marketing	48	52	48	49
Research and development	21	28	21	26
General and administrative	33	27	31	25
Total operating expenses	102	108	101	100
Loss from operations	(42)	(50)	(41)	(43)

Other income (expense):
Interest expense	(1)	(1)	(1)	(1)
Other income (expense)	—	—	—	—
Loss before income taxes	(42)	(51)	(42)	(44)
Provision for income taxes	—	—	—	—
Net loss	(42)%	(51)%	(42)%	(44)%
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue	$34,930	$28,061	$6,869	24%
Revenue increased by $6.9 million or 24% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Of the total increase, approximately $6.4 million or 94% was attributable to new customers acquired subsequent to June 30, 2021, and 6% or $0.5 million was attributable to existing customers under subscription as of June 30, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$13,749	$12,023	$1,726	14%
Gross margin	61%	57%
The increase in cost of revenue was primarily due to a personnel-related cost increase of $1.8 million as a result of increased support and onboarding headcount needed to support the growth of our business and related infrastructure, and an increase of $0.7 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers. These increases were partially offset by a $0.8 million decrease in fees paid to third-party independent contractors resulting from the phase out of the Installation Program.
Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$16,747	$14,718	$2,029	14%
The increase in sales and marketing expenses was primarily attributable to an increase of $1.7 million in personnel-related expenses driven by compensation plan adjustments.
Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Research and development	$7,428	$7,871	$(443)	(6)%
The dollar amount decrease in research and development expenses was primarily due to a decrease of $0.5 million in personnel-related costs driven by decreased headcount directly engaged in enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
General and administrative	$11,597	$7,583	$4,014	53%
The increase in general and administrative expenses was primarily due to a $1.5 million increase in legal fees and $1.2 million in personnel-related expenses, including a $0.8 million increase associated with upper management hires and merit increases. Additionally, we experienced a $0.4 million increase in dues and subscriptions costs, and a $0.8 million increase related to directors and officers insurance premiums.
Interest Expense and Other Income, Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Interest expense and other income, net	$205	$285	$(80)	(28)%
The decrease in interest expense and other income is due to additional income generated from our investments in money market securities resulting from an increase in cash from our IPO and increased interest rates.
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
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Revenue	$68,202	$53,729	$14,473	27%
Revenue increased by $14.5 million or 27% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Of the total increase, approximately $11.9 million or 82% was attributable to new customer locations acquired subsequent to June 30, 2021, and approximately $2.6 million or 18% was attributable to existing customer locations under subscription as of June 30, 2021.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$27,502	$22,825	$4,677	20%
Gross margin	60%	58%
The increase in cost of revenue was due primarily to an increase of $3.4 million in personnel related costs, particularly related to merit increases and new hires, and a $2.0 million increase in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers. We also saw a $0.4 million increase in allocated overhead costs, and a $0.4 million increase in dues and subscription costs. These increases were partially offset by a $1.6 million decrease in fees paid to third-party independent contractors resulting from the phase out of the Installation Program.
Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$32,967	$26,454	$6,513	25%
The increase in sales and marketing expenses was primarily attributable to an increase of $5.2 million in personnel-related expenses driven by compensation plan adjustments and increased stock-based compensation. We also saw a $0.2 million increase in advertising fees, and a $0.2 million increase in partner commissions.
Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Research and Development	$14,632	$13,707	$925	7%
The increase in research and development expenses was due primarily to an increase of $0.7 million in personnel-related costs driven by higher headcount directly engaged in developing new product offerings, and a $0.3 million increase in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure.
General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
General and administrative	$21,201	$13,586	$7,615	56%
The increase in general and administrative expenses was primarily due to a $2.7 million increase in personnel related expenses, including a $1.5 million increase in payroll costs from new hires and merit increases, and a $0.9 million increase in stock-based compensation. Associated with our IPO and the related costs of being a public company, we saw a $1.5 million increase in legal fees, a $1.2 million increase in accounting and other professional services costs, and a $0.8 million increase in insurance expense resulting from our directors and officers liability policy. Additionally, dues and subscription expenses increased by $0.6 million.
Interest Expense and Other Income, Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Interest expense and other income, net	$502	$559	$(57)	(10)%
The change in other expense/income is due to additional income generated from our investments in money market securities resulting from an increase in cash from our IPO and increased interest rates.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock, cash generated from the sale of subscriptions to our platform, and our bank borrowings. We have generated losses from our operations as reflected in our accumulated deficit of $210.6 million as of June 30, 2022 and negative cash flows from operating activities for the period then ended. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

Our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $124.3 million as of June 30, 2022.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $32.3 million of deferred revenue recorded as a current liability as of June 30, 2022. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
Net cash used in operating activities	$(5,902)	$(7,043)
Net cash used in investing activities	(1,599)	(4,544)
Net cash used in financing activities	(4,167)	(1,615)
Operating Activities
For the six months ended June 30, 2022, cash used in operating activities was $5.9 million, primarily consisting of our net loss of $28.7 million adjusted for non-cash charges of $22.1 million, partially offset by net cash inflows of $0.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $2.8 million increase in deferred revenue due to our prepay arrangements with our customers, a $2.0 million increase in accrued liabilities, and a $1.7 million decrease in prepaid expenses and other assets. These amounts were partially offset by a $5.3 million increase to contract acquisition costs, comprising mainly sales commissions earned on bookings, and a $1.0 million decrease to operating lease liabilities.
For the six months ended June 30, 2021, cash used in operating activities was $7.0 million, primarily consisting of our net loss of $23.4 million, adjusted for non-cash charges of $17.1 million, and net cash outflows of $0.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $6.1 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings, and a $2.5 million increase in accounts receivable due to an increase in customers and revenue and complications with our credit card processor. These amounts were partially offset by a $4.1 million increase in deferred revenue due to our prepay arrangements with our customers, a $2.0 million increase in deferred rent, and an increase in accrued liabilities $1.2 million.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 was $1.6 million, primarily due to furniture and equipment additions of $0.9 million. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $0.7 million.
Cash used in investing activities for the six months ended June 30, 2021 was $4.5 million, due to furniture, equipment and leasehold improvements of $3.4 million for our new corporate headquarters,

which we occupied beginning in the first quarter of 2021. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $1.1 million.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2022 was $4.2 million, primarily as a result of principal payments on finance lease obligations of $4.5 million, and $0.4 million paid in IPO-related costs. These outflows were partially offset by cash proceeds from employee stock option exercises of $0.7 million.
Cash used in financing activities for the six months ended June 30, 2021 was $1.6 million, primarily as a result of principal payments on finance lease obligations of $3.7 million, partially offset by cash proceeds from employee stock option exercises of $2.1 million.
Contractual Obligations and Commitments
During the six months ended June 30, 2022, we acquired $3.3 million of additional right of use assets through new finance lease obligations.
Other than these new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of June 30, 2022.
Silicon Valley Bank Credit Facility
As of December 31, 2020 and through August 2021, we carried a $4.0 million note payable, which bears interest at the greater of prime rate plus 0.75% and 5.50%. The note payable required interest-only payments through September 2021, followed by 36 monthly principal payments of $111,111 plus interest. Along with the note payable, Silicon Valley Bank provided us with a $10.0 million revolving line of credit, bearing interest at the greater of prime rate plus 0.5% and 5.25%. As of December 31, 2020 and through August 2021, we had not taken any advances on the line of credit and the full $10.0 million was available for borrowing.
In August 2021, we amended our agreement with Silicon Valley Bank (“SVB”) to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of our agreement with SVB, the $4.0 million note payable was converted to a deemed advance on the line of credit. In connection with this transaction, we drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. We are required to pay an annual fee of $0.13 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. This amended agreement includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. As of June 30, 2022, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
See “Recently Adopted Accounting Pronouncements” below for significant changes to our lease accounting policies and see our significant accounting policies discussed in Note 2, “ Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than the changes to lease accounting policies, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) , and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of this offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of June 30, 2022, our exposure to market risk has not changed materially since December 31, 2021. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 23, 2022.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the preparation and audit of our consolidated financial statements, material weaknesses were identified in internal control over financial reporting as of December 31, 2020, which continued to exist as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with our accounting and financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience and training to appropriately analyze, record, review and disclose accounting impacts of the application of U.S. GAAP within the consolidated financial statements to more complex transactions and commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weakness:
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
We are remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue through fiscal year 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time-consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate continuing to expend, significant resources, including accounting-related costs and significant management oversight.
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
•Breaches of our applications, networks or systems, or those of Google Cloud Platform (“GCP”), or our service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
•Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
•Our products and services must comply with industry standards, Federal Communications Commission (“FCC”) regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
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
Risks Related to our Business and our Industry
The global COVID-19 pandemic has and may continue to adversely impact our business, results of operations and financial performance.
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Like many other companies, including our customers and prospective customers, we reduced our headcount and our employees transitioned to working from home and restricted business travel. Additionally, one of our significant sales channels, trade shows and other industry events, were canceled or postponed, or shifted to virtual-only experiences, and we had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events. During the second quarter of 2022, we began to see some of these trade shows and conferences return to in-person events, but the number of available shows and the attendance levels at these shows have not yet returned to pre-pandemic levels.
Despite widespread vaccination efforts in the United States, COVID-19 continues to have an adverse impact on our customers and their clients and a disproportionate adverse impact on SMBs generally as compared to larger companies, as it did beginning in December 2021 when we experienced unexpected challenges with our sales and installation activities due to the impact of the spread of the Omicron variant of the disease. As a result, we have experienced a continued slowdown in new customer acquisition and subscription renewals since the first half of 2020.
We may also experience adverse impacts from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription renewals, or reducing budgets. In addition, a majority of our customers are on monthly subscription arrangements with us and could terminate their subscriptions on short notice. If potential customers determine not to enter into subscriptions or defer subscribing to our platform, or if customers terminate or fail to renew their subscriptions, fail to pay us or reduce their spending with us, our revenue may grow more slowly or decline, we may be unable to collect amounts due and we may incur costs in enforcing our contract terms. The continuing economic uncertainty arising from the COVID-19 pandemic could adversely impact our business, results of operations and overall financial performance in future periods.
To the extent our customers continue to support a fully or partially remote workforce and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain on and demand for telecommunications infrastructure, including our voice and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our cloud infrastructure and network service providers have had outages which resulted in limited disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities have previously announced that during the COVID-19 pandemic, telecommunications operators’ implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Further, while we have not experienced supply shortages during the COVID-19 pandemic, in recent periods there have been global shortages of semiconductor chips due in part to the COVID-19 pandemic, which could result in future delays in the production of the phones used on our platform or the point of sale devices used for Weave Payment. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under certain of our agreements and otherwise harm our business, results of operations and financial condition.
Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future. The impact of existing variants and any future variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and its variants and the response by governmental bodies and regulators. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the potential impact of the COVID-19 pandemic on our business.
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $115.9 million and $79.9 million during the years ended December 31, 2021 and 2020, respectively, and $68.2 million for the six months ended June 30, 2022 compared with $53.7 million for the six months ended June 30, 2021. Additionally, we have experienced significant growth in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges that have been exacerbated by the high levels of employee turnover, particularly in our customer service and sales organizations in 2021. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021.
Although we continue to experience significant growth in our revenue and number of customers, even if our revenue and number of customers continue to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business and as we achieve higher penetration rates in our existing vertical markets. Overall growth of our revenue and number of customers depends on a number of factors, including our ability to:
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
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, due to our recent rapid growth, we have limited experience operating at our current scale and potentially at a larger scale, and as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties that we use to plan and operate our business are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may decline and our business would be adversely impacted.
If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.
Our ability to attract new customers, retain existing customers and increase the use of our platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, our efforts to provide satisfactory customer service, the stability and reliability of our platform, the perceived value of our platform and the features and functionality it offers, our ability to leverage and scale our core sales efforts and marketing capabilities to focus on our core specialty healthcare verticals, and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
A majority of our customers pay their subscription on a monthly basis, while a significant number of our customers pay their subscriptions on an annual basis. Our customers have no contractual obligation to renew their subscriptions after their subscription term expires. As a result, even though the number of customers using our platform has grown rapidly in recent periods, there can be no assurance that we will be able to retain these customers. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. In addition, we may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices or contract breaches. We have historically experienced customer turnover as a result, in part, of our customers being

SMBs, which are categorically more susceptible than larger businesses to general economic conditions, higher levels of churn, consolidation with other businesses and other risks affecting their businesses.
In addition to attracting new customers and retaining existing customers, we seek to expand usage of our platform by broadening adoption by our customers of the various products available on our platform. We cannot be certain that we will be successful in increasing adoption of additional products by our existing customers. Our ability to increase adoption of our products by our customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing and our ability to demonstrate the value proposition of our products. Our costs associated with renewals and generating sales of additional products to existing customers are substantially lower than our costs associated with entering into subscriptions with new customers. Accordingly, our business model relies to a significant extent on our ability to renew subscriptions and sell additional products to existing customers, and, if we are unable to retain revenue from existing customers or to increase revenue from existing customers, our operating results could be adversely impacted even if such lost revenue were offset by an increase in revenue from new customers.
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
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. SMBs often have higher rates of business failures. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. The COVID-19 pandemic has adversely impacted economies and financial markets globally, which have particularly impacted many SMBs. SMBs are also typically restricted by factors other than price in their technology-related decisions. These factors may make us more susceptible to economic downturns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
We face risks in targeting medium-sized businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could suffer.
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses. As we target a portion of our sales efforts at larger and multi-location businesses, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location businesses may require us to invest more time educating potential customers about the benefits of our subscriptions. In addition, larger and multi-location businesses may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements or other contractual terms that may introduce additional risk. To date, there has not been a material failure to meet our service-level commitments, and we do not currently have any material liabilities accrued on our consolidated balance sheets for such commitments. Our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $51.7 million, $40.4 million and $28.7 million in 2021 and 2020 and for the six months ended June 30, 2022, respectively. We had an accumulated deficit of 210.6 million as of June 30, 2022. While we have experienced significant revenue growth in recent periods, we are not yet profitable and this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, and may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:
•the continuing impact of COVID-19 on our customers, our pace of hiring and the U.S. economy in general;
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
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent these activities increase revenue, this revenue may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the ongoing COVID-19 pandemic, we have had limited ability to attend trade shows and similar industry events, which have been a significant source of our customer pipeline in periods prior to the start of the pandemic. In the second quarter of 2022, we are seeing an easing of travel restrictions and a return of some of these in-person events. Despite the increase in the number of in-person events, it is likely that we will continue to have a mix of virtual and in-person trade show or other industry events in the near future and overall a smaller number of in-person events than we attended prior to the COVID-19 pandemic. We have typically relied on trade shows, industry events and other in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may have to lower our prices to compete and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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

In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. As a result of COVID-19, our in-person lead generation and marketing efforts were canceled or postponed, or shifted to virtual-only experiences, and we had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events. During the second quarter of 2022, we began to see some of these trade shows and conferences return to in-person events, but the number of available shows and the attendance levels at these shows have not yet returned to pre-pandemic levels. We anticipate continuing to rebalance our marketing spend to account for the resumption of in-person business development activities. To the extent that trade shows and other in-person lead generation activities continue to resume, there can be no assurance that those activities will attract new customers in a cost-effective manner or at levels that existed prior to the COVID-19 pandemic.
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
If we are unable to develop and maintain successful relationships with integration partners, such as providers of practice management systems (“PMS”) or accounting software, the value of our platform and products could decline and our results of operations and financial condition could be adversely affected.
We have entered into integration relationships with integration partners, such as providers of PMS or related solutions, and we intend to pursue such partnerships in the future. Our agreements with these partners are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain aspects of our platform and products with the systems or software that are utilized by our customers, for agreed payments to such integration partners. The success of our business strategy relies, in part, on our ability to form and maintain these alliances with such partners in order to facilitate and permit the integration of our platform and products into the systems or software used by our customers. For example, dental PMS product Dentrix provides critical functionality to our platform for a significant portion of our customer base, pursuant to a contract that provides for integration through July 2026, subject to certain conditions including third-party access approval and security protocols for data protection and system integrity. Providers of these systems or software may compete with certain of the functionality offered by our platform and products, and they may in the future expand their offerings to compete more directly with our platform and products or elect to partner with our competitors. If providers of these systems or software amend, terminate or fail to perform their obligations under their agreements with us, or if they elect to prioritize developing competing offerings or developing integration with offerings of our competitors, our platform and products may no longer integrate with the systems or software of our customers, which would lower the value of our platform and products to our customers and materially and adversely affect our business results.
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
Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies if mobile phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which could adversely affect our business, results of operations and financial condition. We may need to devote significant resources to the creation, support, and maintenance of our mobile applications, and any failure of our platform and products to operate effectively with evolving or new platforms and technologies could reduce the demand for our platform and products. If we are unable to respond to these changes in a cost-effective manner, or at all, our platform and products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals: Yealink to supply phones for our platform and Stripe to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the texting functionality of our platform. We also rely on hosted SaaS technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with our sole source hardware suppliers and maintain only a small amount of inventory, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services may not continue to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of the supply, right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business. In addition, even if we are able to identify equivalent hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
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

We depend upon our information technology (“IT”) systems to conduct virtually all of our business operations, ranging from operation of our platform, our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and integration partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and integration partners or to cause interruptions of our products and platform. In particular, cyberattacks (including ransomware) and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies continue to be targeted. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employees theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on GCP or other cloud services), internal networks, our customers’ systems and the information that they store and process. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data.
We have been and will continue to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any information security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third-party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as GCP, could result in the loss of confidential or personal information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Furthermore, we are required to comply with laws and regulations, including stringent regulations such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers, regulators or other relevant stakeholders of security breaches. Such disclosures could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures or those of GCP or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
In order to provide Weave Payments, we have entered into payment service provider agreements with Stripe Inc. (“Stripe”). These payment service provider agreements renew on three year terms unless we provide a notice of termination prior to the end of the then current term. These agreements are integral to Weave Payments, and any problems with Stripe or disruption affecting its services could have an adverse effect on our reputation, results of operations and financial results. If Stripe were to terminate its relationship with us, we could incur substantial delays and expense in finding and integrating an alternative payment service provider into Weave Payments, and the quality and reliability of such alternative payment service provider may not be comparable. Any temporary or permanent disruption in our ability to offer Weave Payments, whether as a result of an interruption in Stripe’s services due to technical or other issues, or due to the termination of our agreement with Stripe, would decrease our revenue and adversely affect our business.
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
Furthermore, many of these network service providers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time-consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, it may cause errors or poor quality communications with our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.
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
We also interconnect with internet service providers to enable the use of our communications products by our customers, and we expect that we will continue to rely on internet service providers for network connectivity going forward. Our reliance on internet service providers reduces our control over quality of service and exposes us to potential service outages and rate fluctuations. If a significant portion of our internet service providers stop providing us with access to their network infrastructure, fail to provide access on a cost-effective basis, cease operations, or otherwise terminate access, the delay caused by qualifying and switching to other internet service providers could be time-consuming and costly and could adversely affect our business, results of operations, and financial condition.
If problems were to occur with any of these third-party network or internet service providers, they may cause errors or poor call quality that could impact our customers, and we could encounter difficulty identifying the source of the problem. These third-party network or service providers have been adversely impacted or overloaded by the large increase in traffic caused by a variety of factors including the COVID-19 pandemic, which could increase our exposure to damage from service interruptions. The occurrence of errors or poor call quality, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers and delay or loss of market acceptance of our platform and products, and harm our business and results of operations.
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
We cannot accurately predict customers’ usage levels. Revenue from Weave Payments is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through our platform in a particular period. This amount may vary, depending on, among other things, interchange and processor fees, the success of our customers’ businesses, the proportion of our customers’ payment volume processed through our platform, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from Weave Payments varies depending on the particular type of payment processed on our platform. During the COVID-19 pandemic, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, accounted for a larger proportion of the total payment transactions processed through our platform, which has contributed to lower gross margins on those transactions than in prior periods. In 2022, we continue to see an increase in the relative percentage of credit card transactions, and the percentage of transactions where the card is present, and we expect those percentages to further increase in future periods.
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
We rely on a large number of third-party independent contractors to install our customer premises equipment and implement integrations. These services are critical because any failure to properly install our product can lead to reduced operability and poor customer satisfaction. While we currently provide customers with a list of reputable independent installers from which they may select their installer of choice, a quality installation may not be delivered, which would impact customer experience. In the second half of 2021, we transitioned to this third-party installation model from our Installation Program as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we cannot assure you that our new model will be as successful as our prior model or that it will provide installations of the quality our customers expect. To the extent this model fails or we otherwise have poor quality installations, we may need to devote additional resources to the identification and monitoring of independent installers. If growth of our new subscriber base outpaces growth of the available independent installer base, the quality of installations or customer service provided by independent installers could suffer. If the installers used by customers fail to provide the quality of service that our customers expect, we may lose existing customers, our reputation and market acceptance of our platform and products could suffer, our sales could decline and we may experience increased warranty claims and costs, any of which would harm our business.
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
Our customers rely on SMS text messaging for communicating with their customers. To address requirements set forth in the Telephone Consumer Protection Act of 1991 (“TCPA”), the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”),

the Cellular Telecommunications and Internet Association guidelines, and in other FCC rules regarding unwanted communications, the U.S. wireless communications industry and Mobile Network Operators, (“MNOs”), have set forth standards governing the delivery of non-consumer messages via wireless provider networks with the primary objective of protecting consumers from unwanted messages. These standards include, but are not limited to, standards and registration for businesses sending messages to consumers from a 10-digit long code (“10DLC”). MNOs monitor non-consumer messages and block or limit throughput of messages if a sender does not adhere to industry and MNO-defined standards, or if a sender is not properly registered to send messages using a 10DLC. If non-conforming text messages are sent from a business’ telephone number, that number may be blocked or limited from sending text messages, or charged additional fees by the MNOs. We work closely with our service providers in order to comply with the applicable laws and maintain our deliverability rates. However, as the popularity of text messaging increases over time, we expect the MNOs and the wireless communications industry to continue to implement additional requirements, restrictions, and fees for sending non-consumer messages.
There are some exceptions to non-consumer messaging requirements, which apply to a large number of our customers, including exceptions for health-care related messages and messages sent from “low-volume” senders, such as small businesses. However, if text messages originating from our customers are blocked or limited by MNOs, or if MNOs impose additional fees for certain text messages, the effectiveness of our customers’ text message communications with their customers may be impacted, and our customers may question the effectiveness of our platform and discontinue service. This could result in harm to our business, financial condition and results of operations.
We are continuing to expand our international operations, which exposes us to significant risks.
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy.
We expect to open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of June 30, 2022 had onboarded a team of 55 employees to further our engineering and administrative operations.
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
We offer various subscription plans as well as other products for additional fees, which in the case of Weave Payments is based on usage. We expect that we may need to change our pricing from time to time, and we have limited experience with respect to determining the optimal prices for our platform and products. One of the challenges to our pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors that may be outside of our control and difficult to predict. Additionally, regulatory developments may require us to incur additional costs to provide our services. Any of these changes could result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition. In addition, for customers who pay their subscriptions on an annual basis, we would not be able to increase the prices we charge to reflect these costs until the end of the contract term. Moreover, SMBs, which comprise substantially all of our customers, may be quite sensitive to price increases or lower prices that our competitors may offer. Further, if we expand into new vertical or international markets, we also must determine the appropriate price to enable us to compete effectively in those markets. As a result, in the future we may be required to reduce our prices or change our pricing models, which could adversely affect our revenue, gross profit, profitability, financial position and cash flows.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in Utah, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. In addition, since we completed our IPO, potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO, particularly as our stock price has declined substantially since our IPO. Our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile, and we may not be able to identify or implement such changes in a timely manner. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our platform and products, which could adversely affect our business, results of operations and financial condition. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Replacing key employees, including our Chief Executive Officer, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. Further, in 2021, the labor market in the U.S. began experiencing a significant increase in workers leaving their positions (often referred to as the "Great Resignation"), which has made the market to replace these individuals increasingly competitive and has resulted in significant wage inflation in response to labor shortages, and may further increase the challenge of employee attraction and retention for companies like ours. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
We believe that a critical component to our success to date has been our company culture, which is based on hunger for improvement, caring, creativity, accountability, and customer focus. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could result in decreased employee satisfaction, and could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could adversely affect our business.
A number of members of our senior management team joined our company relatively recently, and several long-tenured members of management have transitioned out of our organization. For example, on August 3, 2022, we announced that Roy Banks, our Chief Executive Officer and member of our board of directors, is stepping down as Chief Executive Officer effective August 15, 2022 and has agreed to provide transition services thereafter until September 2, 2022, at which time he will resign from our board of directors. The Company will make an announcement when a successor has been appointed. The Company also announced that, effective August 15, 2022, Brett White will serve as interim Chief Executive Officer until a successor to Mr. Banks has been appointed. As a result, the remaining members of management are even more critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team, including members of our financial and accounting staff, has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives. Further, organizational changes like these can be disruptive because new members of management may have different backgrounds, experiences and perspectives from those individuals who previously served as executive officers and, thus, may have different views on the issues that will determine our future. Changes like these have also contributed and may continue to contribute to attrition in a competitive labor market.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of March 31, 2022, we had $10.0 million outstanding under this loan and security agreement.
Risks Related to Governmental Regulation
Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
As a provider of interconnected voice over internet protocol (“VoIP”) services, we are subject to various international, federal, state and local requirements applicable to our industry. For example, our business is regulated by the FCC. The FCC is considering whether interconnected VoIP services should be treated as telecommunications services, which could subject interconnected VoIP services to additional common carrier regulation. The FCC’s efforts may result in additional regulation of IP network and service providers, which may negatively affect our business. If we do not comply with applicable FCC rules and regulations, or rules and regulations of other governing regulatory agencies, we could be subject to enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry and could have a material adverse impact on our revenue. The failure of our platform and products to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition or operating results.
Regulations to which we may be subject address the following matters, among others:
•license requirements that apply to providers of communications services in many jurisdictions;
•acceptable marketing practices;
•our obligation to contribute to various Universal Service Fund (“USF”) programs, programs for funding access to relay services and number administration, including at the state level;

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
In June 2019, the FCC ruled that providers of voice services may by default (subject to opt-out by subscribers) block voice traffic based on reasonable analytics designed to identify unwanted calls. Effective June 30, 2021, the FCC required that all voice service providers implement the Secure Telephone Identity Revisited (“STIR”) and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN” and, together with STIR, “STIR/SHAKEN”) caller ID authentication framework in the Internet Protocol (“IP”), portions of their networks and that non-facilities-based voice providers comply fully with STIR/SHAKEN effective June 30, 2022.
The STIR/SHAKEN framework is expected to be used throughout the world. However, it is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these differing standards may not be interoperable with the U.S. requirements. For example, the Canadian Radio-television and Telecommunications Commission (“CRTC”) required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-based voice calls, effective November 30, 2021, and file status reports every six months starting May 31, 2022. Despite initially denying non-facilities based providers access, the Canadian Secure Token Governance Authority (“CST-GA”) created a new process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates (“STI Certificates”) to allow higher (Level A or B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at a greater risk of being blocked or flagged and ignored by end users. Further, it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. On July 26, 2022, the CST-GA signed a memorandum of understanding with the U.S. Secure Telephone Identity Governance Authority to coordinate interconnection of SHAKEN in both the U.S. and Canada to allow providers to sign calls in one country and accept the signature in the other. However, the SHAKEN interconnection between the U.S. and Canada is not yet operational. Until operational, we may be required to obtain STI Certificates or otherwise incur costs to sign our calls in both the U.S. and Canada, which could impose substantial compliance costs and negatively affect our margins or could make our services less competitive than incumbent providers. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
If our solutions are not interoperable with foreign regulators’ requirements, if the SHAKEN interconnection between the U.S. and Canada does not become operational, or if we or our service providers are unable to authenticate originating calls from our customers’ telephone numbers under STIR/SHAKEN then our business could be harmed. Call recipients would be less likely to answer non-authenticated calls. In addition, the terminating voice service providers may block calls that are not authenticated under STIR/SHAKEN as the lack of authentication could be viewed as a reasonable indication that the call is unwanted by the recipient. This would make our service less desirable for our customers.
United States federal legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.
Our text, voice and email messaging and management services, and our customers’ use of these services, expose us to various regulatory risks. For example, the CAN-SPAM Act establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions have enacted laws regulating the sending of email that are more restrictive than U.S. laws, such as the Canadian Anti-Spam Law. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
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
The actual or perceived improper sending of text messages, pre-recorded messages, or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA and the Telemarketing Sales Rule restrict telemarketing and the use of automatic SMS text messages. The TCPA requires companies to obtain prior express written consent before making telemarketing calls or sending certain text messages and to not contact any number placed on either federal or state “do-not-call” registries or the company’s internal do-not-call list. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls, and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission (“FTC”) rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. Because the TCPA provides for a private right of action under which a plaintiff may recover monetary damages, this may result in civil claims against our company and requests for information through third party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies, in particular, our acceptable use policies. However, our efforts to defeat spamming attacks and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. These risks may increase as we enter new vertical markets that rely more heavily on email marketing campaigns to obtain new customers. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our acceptable use policy and our email and messaging policies and, in certain circumstances, we review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies.
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
Similar rules in Canada, such as CASL and Unsolicited Telecommunications Rules, may subject our company to similar risks, even if merely resulting in reputational or monetary harm associated with investigating and defending such claims, including if such claims do not result in liability.
Our emergency and E-911 calling services may expose us to significant liability.
The FCC requires VoIP providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line 911 network. Under FCC rules, VoIP providers must transmit the caller’s phone number and dispatchable location information to the appropriate public safety answering point (“PSAP”) for the caller’s registered location. We are also subject to similar requirements in Canada.
In connection with the regulatory requirements that we provide access to emergency services dialing to our VoIP customers, we must obtain from each end customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. We must be able to automatically transmit that physical location to the public safety answering point when a user dials 911. For subscriptions that can be utilized from more than one physical location, we must provide automated dispatchable location, if technically feasible, registered location information and provide end customers one or more methods of updating their physical location, or alternative location information. Because we are not able to confirm that the service is used at the physical addresses provided by our end customers, and because end customers may provide an incorrect location or fail to provide updated location information, it is possible that emergency services calls may be routed to the wrong PSAP. If emergency services calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages could be substantial.
Effective January 6, 2022, the FCC requires providers of interconnected VoIP service to automatically provide with each 911 call, when technically feasible, more specific address information that can be used to adequately identify the location of the caller (such as a room or floor number). In addition to existing applicable 911/E-911 requirements, the CRTC now requires telecommunications service providers (including VoIP providers) to support next generation 911.
The FCC also issued rules, effective February 17, 2020, that require providers of multi-line telephone systems (“MLTS”), which are typically found in enterprises such as office buildings, have the ability to dial 911 without the addition of any prefix or other code, and the ability to dial 911 without the addition of any prefix or other code, as well as provide a notification when 911 is called to a central location on-site or off-site where someone is likely to see or hear the notification, such as a reception desk. The notification must include the fact that 911 has been dialed, and where technically feasible, a valid callback number and information about the caller’s location. Similar regulations exist in a number of states and are expected to be enacted in Canada in addition to existing requirements for MLTS providers. The ongoing implementation of these requirements may increase our costs and make our solutions more expensive, which could adversely affect our results of operations.
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
We process business and personal information belonging to our customers and employees and because of this, we are subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the processing of personal information and other content (collectively, “Data Protection Laws”), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. We are considered a business associate under HIPAA, and we execute business associate agreements (“BAAs”) with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.
Failure to comply with HIPAA could subject us to direct civil liability by the Department of Health and Human Services’ Office for Civil Rights (“OCR”). In the event of an information security incident affecting PHI or other violation, OCR could require us to pay a civil monetary penalty and enter into a Corrective Action Plan that could cause to incur substantial compliance costs.
Similar Data Protection Laws are in place in Canada, including the Personal Information Protection and Electronic Documents Act (“PIPEDA”). Failure to comply could subject us to investigation and monetary penalty by the Office of the Privacy Commissioner of Canada.
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
We are also subject to the terms of our internal and external privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks, which we refer to as Privacy Policies, and obligations to third parties related to privacy, data protection, and information security (“Data Protection Obligations”).
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
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, California also enacted legislation, the California Consumer Privacy Act of 2018 (the “CCPA”), which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It also remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, the California Privacy Rights Act of 2020 (“CPRA”), which was passed by ballot initiative in November 2020 and becomes fully effective on January 1, 2023, expands the rights of California residents with respect to their personal information. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act and Colorado enacted the Colorado Privacy Act. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. In addition, the various state privacy laws may limit how we may use personal information we collect, particularly with respect to marketing and the use of online advertising networks.
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
Changes in laws or regulations relating to the use of the internet could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet related commerce or communications generally or result in reductions in the demand for Internet based products and services such as our products and platform. In particular, the re-adoption of “network neutrality” rules in the United States, which President Biden and FCC Chairwoman Jessica Rosenworcel have made statements supporting, could affect the services used by us and our customers. If we are not able to adapt our platform and products to address any new laws or regulations, our business, results of operations and financial condition could be adversely affected.
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
There is considerable activity in connection with the development of intellectual property, whether or not patentable, in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry and our business. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. We are currently and will continue to be subject to legal proceedings and claims by our competitors or other third parties that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of such intellectual property rights. Such claims, regardless of merit, may result in litigation. The costs of defending such litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events or other outcomes may:
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
A portion of the technologies we use in our products incorporate “open source” software, and we may continue to incorporate open source software in our products in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or claiming noncompliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available software and services across a network that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable internally-developed source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third-party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations. Additionally, we could be subject to significant damages, enjoined from the use of our platform, products, or other technologies we use in our business that contain such open source software, and be required to comply with the foregoing conditions, including the public release of certain portions of our internally-developed source code.
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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (the “IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition.
We could be required to collect additional sales, value added or similar taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for subscriptions to our platform and products and adversely affect our results of operations.
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al. (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, decrease our future sales and subject us to liabilities for future or historical periods, which could have a material adverse effect on our business and results of operations. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside. Effective March 2017, we began collecting certain telecommunications-based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
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
Our ability to use our net operating losses (“NOLs”), to offset future taxable income may be subject to certain limitations
As of December 31, 2021, we had NOL carryforwards for federal and state income tax purposes of $169.1 million and $113.1 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2037 for federal purposes and 2032 for state purposes if not utilized. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past, including as a result of our IPO. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
Risks Related to Accounting Matters

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting which consisted of the following:
•We did not design and maintain an effective control environment commensurate with our accounting and financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training to appropriately analyze, record, review, and disclose the accounting impacts of the application of U.S. GAAP within the consolidated financial statements to more complex transactions and commensurate with our accounting and financial reporting requirements. This material weakness contributed to the following additional material weakness:
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
In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, we are in the process of implementing a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:
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
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate continuing to expend, significant resources, including accounting-related costs and significant management oversight.

We are remediating the material weaknesses as efficiently and effectively as possible and remediation efforts will continue beyond June 30, 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time-consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition and stock-based compensation, including the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases; and
•sales of shares of our common stock by us or our stockholders.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 69.4% of our total shares outstanding as of June 30, 2022. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third-party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, supply chain shortages, economic inflation, geopolitical developments, such as existing and potential trade wars, military conflicts, including the military conflict between Russia and Ukraine, and other events outside of our control such as the ongoing COVID-19 pandemic, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate substantially all of our revenue from SMBs, which may be affected by economic uncertainty or downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our platform or products, or prospective customers delay adoption or elect not to adopt our platform or products, as a result of a weak economy or recession or due to economic uncertainty, this could adversely affect our business, results of operations and financial condition. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
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

Item 6.  Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date

10.1+	Separation Agreement, dated April 20, 2022, by and between Marty Smuin and the Registrant.					X

10.2+†	Employment Agreement, dated April 20, 2022, by and between Brett White and the Registrant.					X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

+ Indicates a management contract or compensatory plan or arrangement.
† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
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

Weave Communications, Inc.

Dated: August 12, 2022	By:	/s/ Roy Banks
Roy Banks
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 12, 2022	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)