Form 10-Q
period 2022-09-30
Weave Communications, Inc.
filed 2022-11-10
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of October 31, 2022, the registrant had 65,582,310 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$118,358	$135,996
Accounts receivable	3,653	3,059
Deferred contract acquisition costs, net	9,391	8,931
Prepaid expenses and other current assets	4,886	6,461
Total current assets	136,288	154,447
Non-current assets:
Property and equipment, net	10,929	24,502
Operating lease right-of-use assets	45,740	—
Finance lease right-of-use assets	10,612	—
Deferred contract acquisition costs, net, less current portion	7,810	7,873
Other non-current assets	1,161	663
TOTAL ASSETS	$212,540	$187,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,398	$4,061
Accrued liabilities	15,773	12,250
Deferred revenue	32,722	29,511
Current portion of operating lease liabilities	5,149	—
Current portion of finance lease liabilities	7,718	8,485
Current portion of long-term debt	10,000	—
Total current liabilities	74,760	54,307
Non-current liabilities:
Deferred rent	—	4,319
Operating lease liabilities, less current portion	45,964	—
Finance lease liabilities, less current portion	5,290	6,558
Long-term debt	—	10,000
Total liabilities	126,014	75,184
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 65,453,292 and 64,324,628 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	309,023	294,230
Accumulated deficit	(222,369)	(181,898)
Accumulated other comprehensive (loss) income	(128)	(31)
Total stockholders' equity	86,526	112,301
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$212,540	$187,485
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$36,230	$30,302	$104,432	$84,031
Cost of revenue	13,023	12,868	40,525	35,693
Gross profit	23,207	17,434	63,907	48,338
Operating expenses:
Sales and marketing	16,292	16,021	49,259	42,475
Research and development	7,897	6,183	22,529	19,890
General and administrative	10,876	9,131	32,077	22,717
Total operating expenses	35,065	31,335	103,865	85,082
Loss from operations	(11,858)	(13,901)	(39,958)	(36,744)
Other income (expense):
Interest expense	(380)	(303)	(1,005)	(876)
Other income (expense)	451	(4)	574	10
Loss before income taxes	(11,787)	(14,208)	(40,389)	(37,610)
Provision for income taxes	(31)	(12)	(82)	(12)
Net loss	$(11,818)	$(14,220)	$(40,471)	$(37,622)
Less: cumulative dividends on redeemable convertible preferred stock	—	(585)	—	(1,691)
Net loss attributable to common stockholders	$(11,818)	$(14,805)	$(40,471)	$(39,313)
Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(1.03)	$(0.62)	$(2.97)
Weighted-average common shares outstanding - basic and diluted	65,143,929	14,317,575	64,898,948	13,250,767
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,818)	$(14,220)	$(40,471)	$(37,622)
Other comprehensive loss
Change in foreign currency translation, net of tax	(110)	(7)	(97)	(15)
Total comprehensive loss	$(11,928)	$(14,227)	$(40,568)	$(37,637)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30, 2022
							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - June 30, 2022	—	$—	65,010,719	$—	$302,557	$(210,551)	$(18)	$91,988
Issuance of common shares from stock option exercises	—	—	141,216	—	286	—	—	286
Issuance of common shares from the employee stock purchase plan	—	—	165,347	—	858	—	—	858
Vesting of restricted stock units	—	—	136,010	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,322	—	—	5,322
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(110)	(110)
Net loss	—	—	—	—	—	(11,818)	—	(11,818)
BALANCE - September 30, 2022	—	$—	65,453,292	$—	$309,023	$(222,369)	$(128)	$86,526

	Three Months Ended September 30, 2021
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
BALANCE - June 30, 2021	43,836,109	$151,938	14,055,017	$—	$25,479	$(153,610)	$(6)	$(128,137)
Issuance of common shares	—	—	689,424	—	1,115	—	—	1,115
Stock-based compensation	—	—	—	—	3,954	—	—	3,954
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(14,220)	—	(14,220)
BALANCE - September 30, 2021	43,836,109	$151,938	14,744,441	$—	$30,548	$(167,830)	$(13)	$(137,295)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended September 30, 2022
							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2021	—	$—	64,324,628	$—	$294,230	$(181,898)	$(31)	$112,301
Issuance of common shares from stock option exercises	—	—	826,540	—	979	—	—	979
Issuance of common shares from the employee stock purchase plan	—	—	165,347	—	858	—	—	858
Vesting of restricted stock units	—	—	136,777	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,227	—	—	13,227
Offering costs	—	—	—	—	(271)	—	—	(271)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(97)	(97)
Net loss	—	—	—	—	—	(40,471)	—	(40,471)
BALANCE - September 30, 2022	—	$—	65,453,292	$—	$309,023	$(222,369)	$(128)	$86,526

	Nine Months Ended September 30, 2021
							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
BALANCE - December 31, 2020	43,836,109	$151,938	11,882,286	$—	$16,261	$(130,208)	$2	$(113,945)
Issuance of common shares from stock option exercises	—	—	2,862,155	—	3,240	—	—	3,240
Stock-based compensation	—	—	—	—	11,047	—	—	11,047
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(37,622)	—	(37,622)
BALANCE - September 30, 2021	43,836,109	$151,938	14,744,441	$—	$30,548	$(167,830)	$(13)	$(137,295)

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,471)	$(37,622)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,844	8,751
Amortization of operating right-of-use assets	2,742	—
Provision for losses on accounts receivable	458	227
Amortization of contract acquisition and fulfillment costs	8,236	6,846
Loss on disposal of assets	10	—
Stock-based compensation	13,227	11,047
Changes in operating assets and liabilities:
Accounts receivable	(1,052)	(2,263)
Contract acquisition costs	(8,490)	(10,041)
Prepaid expenses and other assets	934	(1,466)
Accounts payable	(712)	(335)
Accrued liabilities	3,923	5,832
Operating lease liabilities	(1,688)	—
Deferred revenue	3,114	5,567
Deferred rent	—	3,140
Net cash used in operating activities	(9,925)	(10,317)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	9	—
Purchases of property and equipment	(1,191)	(5,730)
Capitalized internal-use software costs	(1,003)	(1,929)
Net cash used in investing activities	(2,185)	(7,659)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance on line of credit	—	5,995
Principal payments on finance leases	(6,694)	(5,821)
Proceeds from stock option exercises	979	3,240
Proceeds from the employee stock purchase plan	858	—
Paid offering costs	(671)	(745)
Net cash provided by (used in) financing activities	(5,528)	2,669
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,638)	(15,307)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,996	55,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,358	$40,391

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,005	$876
Cash paid during the period for income taxes	$82	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$29	$103
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$4,659	$7,433
Accrued unpaid offering costs	$—	$1,075

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
Cash and Cash Equivalents

Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021 the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and generated negative cash flows from operations since inception. As of September 30, 2022 the Company had an accumulated deficit of $222.4 million. The Company has partially funded its operations through cash flows generated by sales of its product offerings, and as of September 30, 2022 the Company has completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering, which generated additional net proceeds of $111.6 million. As of September 30, 2022 the Company had outstanding borrowings under its revolving line of credit of $10.0 million and $40.0 million in available borrowings.
The Company believes its existing cash and cash equivalents, amounts available under our revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the September 30, 2022 condensed consolidated financial statements. As a result of the Company’s growth plans, the Company expects that losses and negative cash flows from operations may continue in the foreseeable future.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended September 30, 2022 and 2021, the Company recorded advertising expense of $1.4 million and $1.9 million, respectively, and $4.3 million and $5.1 million for the nine months ended September 30, 2022 and 2021, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
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
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of September 30, 2022 and December 31, 2021, approximately $1.5 million and $2.2 million, respectively, in revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for these remaining performance obligations does not begin until October 2022, this amount is not recorded in deferred revenue as of September 30, 2022. The Company expects to recognize revenue on these remaining performance obligations over the next 10 months.
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
•One-time commissions paid to partners.
•One-time registration fees assessed by mobile carriers.
These costs are recorded as deferred contract acquisition and fulfillment costs on the consolidated balance sheet. Amortization of deferred contract acquisition costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense. Deferred contract acquisition costs related to one-time commissions paid to partners are included in cost of revenue. Deferred contract fulfillment costs related to one-time registration fees paid to mobile carriers are included in cost of revenue. These expenses are amortized on a straight-line basis over the average period of consumer benefit, three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
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
On January 1, 2022, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Consequently, results for the three and nine months ended September 30, 2022 are presented under Topic 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. In addition, the Company elected the practical expedient that allows lessees the option to account for lease and non lease components together as a single component for all classes of underlying assets. The Company performed evaluations of its contracts to ensure compliance with the new guidance of Topic 842. Upon adoption, the Company recognized cumulative operating lease liabilities of $52.8 million offset by a write off in deferred rent of $4.3 million and operating right-of-use assets of $48.5 million. Capital lease obligations of $15.0 million existing as of December 31, 2021 were renamed finance lease liabilities, and the related $12.4 million in assets that were reported within property and equipment, net, as of December 31, 2021 were reclassified as finance right-of-use assets as of the adoption date.
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
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $16.7 million and $13.0 million for the three months ended September 30, 2022 and 2021, respectively, and $29.3 million and $22.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The revenue recognized from amounts included in deferred revenue as of December 31, 2020, during the nine months ended September 30, 2021, presented above has been corrected from the previously reported amount of $36.1 million.
Capitalized Contract Costs
As discussed in Note 2, the Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs were $2.8 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and $8.2 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.

The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription and payment processing	$34,943	$28,377	$100,431	$78,509
Onboarding	278	1,016	859	3,088
Phone hardware lease	1,009	909	3,142	2,434
Total revenue	$36,230	$30,302	$104,432	$84,031
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Level 1
Money market funds	$109,247	$118,962
Level 2	—	—
Level 3	—	—
Total	$109,247	$118,962
As of September 30, 2022 and December 31, 2021 the fair value of debt was $10.5 million and $10.6 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Office equipment	$5,015	$4,729
Office furniture	5,729	5,588
Leasehold improvements	2,615	2,496
Fixed assets not placed in service	2	118
Capitalized internal-use software	4,599	3,533
Phone hardware	—	26,034
Payment terminals	2,187	1,581
Property and equipment, gross	20,147	44,079
Less accumulated depreciation and amortization	(9,218)	(19,577)
Property and equipment, net	$10,929	$24,502
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $3.2 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, and $10.0 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively. Of this expense, $2.2 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $7.0 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively, related to phone hardware finance ROU assets (see also footnote 7) and data center equipment which has been included in cost of revenue in the statements of operations. Note that these finance ROU assets were reported as “phone hardware” prior to January 1, 2022. Capitalized internal-use software amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, which has been included in the cost of revenue in the statements of operations. Capitalized implementation amortization expense was zero and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, which has been included in operating expense in the statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Payroll-related accruals	$10,671	$8,434
Sales and telecom taxes	2,502	1,508
Employee stock purchase plan liability	266	256
Third-party commissions	461	440
Other	1,873	1,612
Total	$15,773	$12,250
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
Lease expense and other information consisted of the following for the three and nine months ended September 30, 2022 (in thousands, except terms and rates):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$2,048	$6,467
Interest on lease liabilities	237	667
Operating lease expense	1,417	4,252
Short-term lease expense	3	21
Total lease expense	$3,705	$11,407

Other information
Finance leases:
Operating cash outflow from finance leases	$237	$667
Financing cash outflow from finance leases	$2,234	$6,694
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,335	$4,659
Operating leases:
Operating cash outflow from operating leases	$1,214	$3,197

Other information as of September 30, 2022
Finance leases:
Weighted-average remaining lease term (years)	1.7
Weighted-average discount rate lease term	7.7%
Operating leases:
Weighted-average remaining lease term (years)	10.3
Weighted-average discount rate lease term	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from November 2022 to January 2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of September 30, 2022. The rates implicit in the Company’s operating leases are not readily determinable thus the Company uses its incremental borrowing rate to calculate the present value of the lease liabilities. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $4.2 million and $3.9 million for the nine months ended September 30, 2022 and 2021, respectively. Note that rent expense amounts for periods prior to 2022 are reported under ASC 840.

Future maturities of remaining lease payments included in the measurement of operating lease as of September 30, 2022 are as follows (in thousands):

Years ending December 31,
Remaining 2022	$1,345
2023	5,404
2024	5,539
2025	5,677
2026	5,819
Thereafter	38,667
Total	62,451
Less imputed interest	(11,338)
Present value of operating lease obligations	$51,113
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the following table summarizes the future minimum lease payments related to operating leases as of December 31, 2021 under ASC 840 (in thousands):

Years ending December 31,
2022	$4,407
2023	5,404
2024	5,539
2025	5,677
2026	5,819
Thereafter	38,666
Total	$65,512
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the three months ended September 30, 2022 and September 30, 2021, the Company recorded lease revenues associated with phone hardware of $1.0 million and $0.9 million, respectively, and $3.1 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of September 30, 2022 the Company had 98 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $121 to $21,975 and have maturity dates ranging from July 2022 to May 2025. As of September 30, 2022, the gross value of phone hardware acquired under these capital leases approximated $23.6 million. Amortization expense on finance-leased phone hardware was $2.0 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively, and $6.5 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of September 30, 2022 were as follows (in thousands):

Years ending December 31,
Remaining 2022	$2,478
2023	6,717
2024	3,749
2025	1,158
2026	—
Thereafter	—
Total	14,102
Less amounts representing interest	(1,094)
Present value of finance lease obligations	$13,008
8.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported provision for income taxes of $30.9 thousand and $11.9 thousand for the three months ended September 30, 2022 and 2021, respectively, and $82.0 thousand and $11.9 thousand for the nine months ended September 30, 2022 and 2021, respectively, which resulted in an effective tax rate of (0.2621)%, (0.0840)%, (0.2029)%, and (0.0317)%, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
9.Current and Long-Term Debt
Prior to August of 2021, the Company held a $4.0 million note payable and a revolving line of credit with Silicon Valley Bank. The note required interest only payments through September 2021, followed by 36 principal payments of $0.1 million plus interest (maturity in February 2024). The revolving line of credit had a maximum borrowing capacity of $10.0 million.
In August of 2021, the Company amended the agreement with Silicon Valley Bank to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. As part of the agreement, the $4.0 million note payable was converted to a deemed advance on the line of credit and was deemed a debt modification. In connection with this transaction, the Company drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. Under the terms of this amendment, the loan and security agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the total outstanding balance on the line of credit was $10.0 million. The balance on the line of credit is due on August 4, 2023, and therefore, is reflected as a current liability on the balance sheet as of September 30, 2022.
10.Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plan, including expense from stock options and restricted stock units, and the employee stock purchase plan, as well as expenses related to secondary sales of shares of Company common stock, was classified as follows in the accompanying condensed consolidated statements of operations for each of the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$190	$139	$514	$418
Sales and marketing	844	693	2,296	1,504
Research and development	1,292	575	2,922	2,991
General and administrative	2,996	2,547	7,495	6,134
Total	$5,322	$3,954	$13,227	$11,047
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
Stock-based compensation expense related to the EIP was $5.2 million and $4.0 million for the three months ended September 30, 2022 and 2021.
Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 2,051,350 and 3,689,243 as of September 30, 2022 and 2021, respectively.

Unrecognized stock-based compensation expense as of September 30, 2022 and 2021 was $10.9 million and $38.6 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of September 30, 2022 and 2021 the weighted-average vesting periods approximated 2.06 years and 3.14 years, respectively.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,574,136	$8.60	8.35	$52,257
Exercisable as of December 31, 2021	2,719,252	$3.44	7.03	$31,929

Granted	—	—
Exercised	(564,083)	$1.65
Forfeited and expired	(380,947)	$12.07
Outstanding as of March 31, 2022	6,629,106	$8.99	7.81	$8,815
Exercisable as of March 31, 2022	2,665,039	$5.45	6.30	$6,975

Granted	—	$—
Exercised	(121,241)	$1.55
Forfeited and expired	(649,298)	$14.15
Outstanding as of June 30, 2022	5,858,567	$8.58	6.86	$2,402
Exercisable as of June 30, 2022	2,959,753	$6.35	5.45	$2,281

Granted	—	$—
Exercised	(141,216)	$2.02
Forfeited and expired	(1,253,226)	$10.31
Outstanding as of September 30, 2022	4,464,125	$8.28	4.99	$5,259
Exercisable as of September 30, 2022	3,163,096	$7.13	3.63	$4,781
The aggregate intrinsic value of options exercised was $0.7 million for the three months ended September 30, 2022. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
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
As of September 30, 2022, there was $35.6 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.59 years.
Restricted Stock Unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	171,075	$18.50

Granted	3,183,398	6.24
Vested	(593)	9.08
Canceled	(33,911)	16.02
Outstanding as of March 31, 2022	3,319,969	$6.77

Granted	2,420,126	$5.48
Vested	(174)	$5.13
Canceled	(440,535)	$7.29
Outstanding as of June 30, 2022	5,299,386	$6.11

Granted	2,541,358	$4.98
Vested	(136,010)	$5.80
Canceled	(519,739)	$5.91
Outstanding as of September 30, 2022	7,184,995	$5.73
Secondary Sales of Common Stock
Prior to the Company’s IPO, certain of the Company’s investors acquired outstanding shares of Company common stock from employees and certain sales of Company common stock by employees to new investors were facilitated by the Company. For these transactions, and where shares of Company common stock were acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company recorded stock-based compensation expense of the difference between the price paid by the investors and the estimated fair value as of the date of the transactions. Stock-based compensation expense for these transactions totaled $3.4 million for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, there were no secondary stock transactions that resulted in stock-based compensation expense.
Repurchase of Common Shares
No share repurchases took place during the nine months ended September 30, 2022 and 2021.
11.Related Party Transactions
There were no related-party transactions during the nine months ended September 30, 2022 and 2021.
12.Commitments and Contingencies
Legal Matters

As of September 30, 2022 and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
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
13. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,818)	$(14,220)	$(40,471)	$(37,622)
Less: cumulative dividends on redeemable convertible preferred stock	—	(585)	—	(1,691)
Net loss attributable to common stock holders - basic and diluted	$(11,818)	$(14,805)	$(40,471)	$(39,313)
Denominator:
Weighted-average common shares outstanding - basic and diluted	65,143,929	14,317,575	64,898,948	13,250,767
Net loss per share
Net loss per share, basic and diluted	$(0.18)	$(1.03)	$(0.62)	$(2.97)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	September 30, 2022	September 30, 2021
Options to purchase common stock	4,464,125	8,513,298
Redeemable convertible preferred stock	—	43,836,109
Warrants	—	107,000
Number of shares issuable from ESPP	229,488	—
Restricted stock units	7,184,995	—
	11,878,608	52,456,407
14. Subsequent Events
On November 4, 2022, the Company held a special meeting to approve a one-time repricing of 1,159,479 of its outstanding common stock option awards previously granted to certain service providers under the 2015 Equity Incentive Plan (the “Option Repricing”). The repricing only affects stock options held by “service providers” as defined under the 2015 Plan (“Eligible Participants”) other than (x) any current or former member of the Company’s board of directors, (y) any of the Company’s current or former Chief Executive Officers and (z) former employees or other service providers. Prior to the Option Repricing, these awards had per share exercise prices between $9.04 and $19.60; the Option Repricing reduced the exercise price of these awards to $7.00 per share. All other terms of the awards remained the same. This repricing is expected to result in incremental stock-based compensation expense of approximately $1.1 million to be recognized over the weighted average remaining vesting period of 2.5 years. Of this, approximately $0.4 million is expected to be recognized throughout the remainder of 2022.

In October 2022, the Company moved $75.0 million of cash into an investment portfolio, which was then used to purchase marketable securities. The investments comprise certificates of deposit, commercial paper, treasury securities, and governmental money market funds and have maturities ranging from zero to twelve months and estimated yields to maturity ranging from 2.0% - 4.8% (annualized). Per the Company's treasury and investment policy, these investments are classified as available-for-sale securities.

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
We generate revenue primarily from recurring subscription fees charged to access our software platform and phone services, including recurring hardware fees. These recurring revenues accounted for 95% and 93% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and 96% and 94% for the nine months ended September 30, 2022 and 2021, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets for our revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services, and phone hardware:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Subscription and payment processing:
Revenue	$34,943	$28,377	$100,431	$78,509
Cost of revenue	(8,544)	(7,523)	(26,374)	(21,052)
Gross profit	$26,399	$20,854	$74,057	$57,457
Gross margin	76%	73%	74%	73%
Onboarding:
Revenue	$278	$1,016	$859	$3,088
Cost of revenue	(2,431)	(3,055)	(7,519)	(8,048)
Gross profit	$(2,153)	$(2,039)	$(6,660)	$(4,960)
Gross margin	(774)%	(201)%	(775)%	(161)%
Hardware:
Revenue	$1,009	$909	$3,142	$2,434
Cost of revenue(1)	(2,048)	(2,290)	(6,632)	(6,593)
Gross profit(1)	$(1,039)	$(1,381)	$(3,490)	$(4,159)
Gross margin	(103)%	(152)%	(111)%	(171)%
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
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have added additional add-on products in recent years, such as Weave Payments, which we have begun to successfully cross-sell to our customer base. Our dollar-based net retention rate decreased to 101% at September 30, 2022 from 104% at September 30, 2021, reflecting an anticipated decline as compared to the successful Weave Payments initial product rollout and upsell efforts we experienced continuing into the first half of 2021. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 76% and 74% for the three and nine month periods ended September 30, 2022 and 2021, respectively.
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
Business Update Regarding COVID-19
The COVID-19 pandemic has had a disproportionate adverse impact on SMBs as compared to larger companies. This resulted in an initial slowdown in new customer acquisition during the first half of 2020. However, we experienced improvement in the pace of new customer acquisition in subsequent periods through 2021, which we believe was aided by the meaningful ways in which the pandemic impacted our customers and intensified their communications and engagement challenges. Given the nature of our business, the COVID-19 pandemic did not have a negative material impact on our revenue and results of operations. We did not experience a material number of non-renewals of subscriptions during 2020, 2021, or through September 30, 2022, nor any material declines in revenue associated with potential declines in our customers' revenues. Out of an abundance of caution, in mid-2020 we underwent a reduction of force of approximately 9% of our total workforce, but since those terminations we resumed hiring and we continue to hire to accommodate the growth and operational needs of our business. Through March 2022, we experienced headwinds in our lead generation activities due to COVID-19 precautions as trade shows and conferences, channels we have historically utilized as part of our go-to-market strategy, were cancelled, postponed, or shifted to virtual-only experiences. We have seen some of these trade shows and conferences return to in-person events in the second and third quarters of 2022, but they have not returned to the quantity and attendance levels seen pre-pandemic. While we believe these headwinds have negatively impacted our growth rates since the pandemic began, and we continue to experience some of these headwinds, we have shifted our lead-generation activities to increase our focus on inbound and outbound channels which has driven substantial growth in customer locations under subscription and revenue over the same periods.
Despite widespread vaccination efforts in the United States, COVID-19 continues to have an adverse impact on our customers and their clients and a disproportionate adverse impact on SMBs generally as compared to larger companies, as it did beginning in December 2021 when we experienced unexpected challenges with our sales and installation activities due to the impact of the spread of the Omicron variant of the disease. The impact of existing variants and any future variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and its variants and the response by governmental bodies and regulators. As a result, we could experience reduced customer demand and decreased willingness to enter into or renew subscriptions with us. We may also experience impact from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription.
Key Business Metrics
In addition to our generally accepted accounting principles in the United States (“U.S. GAAP”) financial information, we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	September 30,
	2022	2021
Dollar-based net retention rate	101%	104%
Dollar-based gross retention rate	94%	93%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash used in operating activities	$(4,023)	$(3,274)	$(9,925)	$(10,317)
Net cash used in investing activities	$(586)	$(3,115)	$(2,185)	$(7,659)
Net cash provided used in financing activities	$(1,361)	$4,284	$(5,528)	$2,669
Free cash flow	$(4,618)	$(6,389)	$(12,119)	$(17,976)
Net cash used in operating activities as a percentage of revenue	(11)%	(11)%	(10)%	(12)%
Free cash flow margin	(13)%	(21)%	(12)%	(21)%
Net loss	$(11,818)	$(14,220)	$(40,471)	$(37,622)
Adjusted EBITDA	$(5,155)	$(9,092)	$(23,302)	$(23,591)
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
Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue	$36,230	$30,302	$104,432	$84,031

Net cash used in operating activities	$(4,023)	$(3,274)	$(9,925)	$(10,317)
Less: Purchase of property and equipment	(270)	(2,292)	(1,191)	(5,730)
Less: Capitalized internal-use software	(325)	(823)	(1,003)	(1,929)
Free cash flow	$(4,618)	$(6,389)	$(12,119)	$(17,976)
Net cash used in investing activities	$(586)	$(3,115)	$(2,185)	$(7,659)
Net cash used in financing activities	$(1,361)	$4,284	$(5,528)	$2,669
Net cash used in operating activities as a percentage of revenue	(11)%	(11)%	(10)%	(12)%
Free cash flow margin	(13)%	(21)%	(12)%	(21)%
Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net loss	$(11,818)	$(14,220)	$(40,471)	$(37,622)
Interest on outstanding debt	380	303	1,005	876
Tax expense (benefit)	31	12	82	12
Depreciation(1)	645	620	2,003	1,583
Amortization(2)	285	239	852	513
Stock-based compensation	5,322	3,954	13,227	11,047
Adjusted EBITDA	$(5,155)	$(9,092)	$(23,302)	$(23,591)
______________
(1)    Does not include depreciation/amortization on finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. These subscription arrangements have contractual terms of month to month. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we offer pricing concessions that apply ratably over the twelve-month subscription plan. As of September 30, 2022, approximately 41% of customer locations elected annual prepayments (approximately 42% as of September 30, 2021). Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred. Recurring revenue on subscriptions, excluding Weave Payments and hardware, accounted for 92% and 90% for the three months ended September 30, 2022 and 2021, respectively.
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
The Option Repricing will require us to record a stock-based compensation charge on a quarterly basis, which will increase our operating expenses. As of November 4, 2022, the magnitude of this charge would be approximately $1.1 million to be recognized over the weighted average remaining vesting period of 2.5 years.
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
Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$36,230	$30,302	$104,432	$84,031
Cost of revenue (1)	13,023	12,868	40,525	35,693
Gross profit	23,207	17,434	63,907	48,338

Operating expenses:
Sales and marketing (1)	16,292	16,021	49,259	42,475
Research and development (1)	7,897	6,183	22,529	19,890
General and administrative (1)	10,876	9,131	32,077	22,717
Total operating expenses	35,065	31,335	103,865	85,082
Loss from operations	(11,858)	(13,901)	(39,958)	(36,744)

Other income (expense):
Interest expense	(380)	(303)	(1,005)	(876)
Other income (expense)	451	(4)	574	10
Loss before income taxes	(11,787)	(14,208)	$(40,389)	$(37,610)
Provision for income taxes	(31)	(12)	$(82)	$(12)
Net loss	$(11,818)	$(14,220)	$(40,471)	$(37,622)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$190	$139	$514	$418
Sales and marketing	844	693	2,296	1,504
Research and development	1,292	575	2,922	2,991
General and administrative	2,996	2,547	7,495	6,134
Total stock-based compensation	$5,322	$3,954	$13,227	$11,047
See Note 10 of the Unaudited Condensed Consolidated Financial Statements for further details on stock-based compensation.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	36	42	39	42
Gross profit	64	58	61	58

Operating expenses:
Sales and marketing	45	53	47	51
Research and development	22	20	22	24
General and administrative	30	30	31	27
Total operating expenses	97	103	99	101
Loss from operations	(33)	(46)	(38)	(44)

Other income (expense):
Interest expense	(1)	(1)	(1)	(1)
Other income (expense)	1	—	1	—
Loss before income taxes	(33)	(47)	(39)	(45)
Provision for income taxes	—	—	—	—
Net loss	(33)%	(47)%	(39)%	(45)%
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Revenue	$36,230	$30,302	$5,928	20%
Revenue increased by $5.9 million or 20% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Of the total increase, approximately $5.7 million or 96% was attributable to new customers acquired subsequent to September 30, 2021, and 4% or $0.3 million was attributable to existing customers under subscription as of September 30, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$13,023	$12,868	$155	1%
Gross margin	64%	58%
The increase in cost of revenue was due primarily to an increase of $0.5 million in personnel related costs, particularly related merit increases for our customer support employees. We also saw a combined $0.3 million increase from allocated overhead costs and dues and subscription costs. These increases were partially offset by a $0.7 million decrease in fees paid to third-party independent contractors resulting from the phase out of the Installation Program.
Our gross margin improvement is derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, and from succeeding efforts to reduce third-party costs incurred for specific platform features and overall data usage.
Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$16,292	$16,021	$271	2%
The increase in sales and marketing expenses was primarily attributable to an increase of $1.2 million in personnel-related expenses driven largely by sales salary and commission plan adjustments, partially offset by a $0.9 million decrease from non-recurring event costs incurred in the third quarter of 2021.
Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Research and development	$7,897	$6,183	$1,714	28%
The increase in research and development expenses was primarily due to an increase of $1.2 million in personnel-related expenses, largely from stock-based compensation and salary adjustments, for employees enhancing our platform infrastructure and developing new product offerings. In addition, capitalized internal-use software costs decreased by $0.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
General and administrative	$10,876	$9,131	$1,745	19%
The increase in general and administrative expenses was primarily due to a $0.8 million increase related to director and officer liability insurance premiums and a $0.5 million increase in payroll and other personnel-related expenses, particularly executive stock-based compensation expense and severance pay related to our former CEO’s departure. Additionally, we experienced a $0.4 million increase in professional fees.
Interest Expense and Other Income, Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage

	(dollars in thousands)
Interest expense and other income, net	$(71)	$307	$(378)	(123)%

The decrease in interest expense and other income is due to additional income generated from our investments in money market securities resulting from an increase in cash from our IPO and increased interest rates.
Provision for Income Taxes
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses. As a result, we have a full valuation allowance against our net deferred tax assets, including NOL carryforwards. We expect to maintain a full valuation allowance for the foreseeable future.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Revenue	$104,432	$84,031	$20,401	24%
Revenue increased by $20.4 million or 24% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Of the total increase, approximately $14.5 million or 71% was attributable to new customer locations acquired subsequent to September 30, 2021, and approximately $5.9 million or 29% was attributable to existing customer locations under subscription as of September 30, 2021.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$40,525	$35,693	$4,832	14%
Gross margin	61%	58%
The increase in cost of revenue was due primarily to an increase of $4.0 million in personnel related costs, particularly related to merit increases and new hires, and a $2.0 million increase in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers. We also saw a $0.5 million increase in allocated overhead costs and a $0.5 million increase in dues and subscription costs. These increases were partially offset by a $2.2 million decrease in fees paid to third-party independent contractors resulting from the phase out of the Installation Program.
Our gross margin improvement is derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, and from succeeding efforts to reduce third-party costs incurred for specific platform features and overall data usage.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$49,259	$42,475	$6,784	16%
The increase in sales and marketing expenses was primarily attributable to an increase of $6.3 million in personnel-related expenses driven largely by sales salary and commission plan adjustments.
Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Research and Development	$22,529	$19,890	$2,639	13%
The increase in research and development expenses was due primarily to an increase of $1.8 million in personnel-related costs largely from salary adjustments, and a $0.4 million increase in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure. In addition, capitalized internal-use software costs decreased by $0.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
General and administrative	$32,077	$22,717	$9,360	41%
The increase in general and administrative expenses was primarily due to a $3.1 million increase in personnel related expenses, including a $0.9 million increase in payroll costs from new hires and merit increases and a $1.3 million increase in stock-based compensation. Associated with our IPO and the related costs of being a public company, we saw a $2.6 million increase in professional fees, largely due to increased legal, accounting and other professional services costs, and a $2.0 million increase in insurance expense resulting from our director and officer liability insurance premiums. Additionally, dues and subscription expenses increased by $0.8 million, bad debt expense increased by $0.2 million, and we saw an additional $0.3 million increase in miscellaneous licenses, taxes and fees.
Interest Expense and Other Income, Net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Interest expense and other income, net	$431	$866	$(435)	(50)%

The change in interest expense and other income is due to additional income generated from our investments in money market securities resulting from an increase in cash from our IPO and increased interest rates.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock, cash generated from the sale of subscriptions to our platform, and our bank borrowings. We have generated losses from our operations as reflected in our accumulated deficit of $222.4 million as of September 30, 2022 and negative cash flows from operating activities for the period then ended. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
Our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $118.4 million as of September 30, 2022.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $32.7 million of deferred revenue recorded as a current liability as of September 30, 2022. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
Net cash used in operating activities	$(9,925)	$(10,317)
Net cash used in investing activities	(2,185)	(7,659)
Net cash provided by (used in) financing activities	(5,528)	2,669
Operating Activities
For the nine months ended September 30, 2022, cash used in operating activities was $9.9 million, primarily consisting of our net loss of $40.5 million adjusted for non-cash charges of $34.5 million, partially offset by net cash inflows of $4.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $3.1 million increase in deferred revenue due to our prepay arrangements with our customers, a $3.9 million increase in accrued liabilities, and a $0.9 million decrease in prepaid expenses and other assets. These amounts were partially offset by a $8.5 million increase to contract acquisition costs, comprising mainly sales commissions earned on bookings, and a $1.7 million decrease to operating lease liabilities.
For the nine months ended September 30, 2021, cash used in operating activities was $10.3 million, primarily consisting of our net loss of $37.6 million, adjusted for non-cash charges of $26.9 million, and net cash inflows of $0.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $10.0 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings, and a $2.3 million increase in accounts receivable due to an increase in customers and revenue and complications with our credit card processor. These amounts were partially offset by a $5.6 million increase in deferred revenue due to our prepay arrangements with our customers, a $3.1 million increase in deferred rent, and a $5.8 million increase in accrued liabilities.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 was $2.2 million, primarily due to furniture and equipment additions of $1.2 million. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $1.0 million.
Cash used in investing activities for the nine months ended September 30, 2021 was $7.7 million, due to furniture, equipment and leasehold improvements of $5.7 million for our new corporate headquarters, which we occupied beginning in the first quarter of 2021. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $1.9 million.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2022 was $5.5 million, primarily as a result of principal payments on finance lease obligations of $6.7 million, and $0.7 million paid in IPO-related costs. These outflows were partially offset by cash proceeds from employee stock option exercises of $1.0 million, and proceeds of $0.9 million from the employee stock purchase plan.
Cash provided by financing activities for the nine months ended September 30, 2021 was $2.7 million, primarily as a result of a $6.0 million draw from our credit facility and cash proceeds from employee stock option exercises of $3.2 million. These cash inflows were partially offset by principal payments on finance lease obligations of $5.8 million and paid offering costs of $0.7 million related to our IPO.
Contractual Obligations and Commitments
During the nine months ended September 30, 2022, we acquired $4.7 million of additional right of use assets through new finance lease obligations.
Other than these new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of September 30, 2022.
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
In August 2021, we amended our agreement with Silicon Valley Bank (“SVB”) to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of our agreement with SVB, the $4.0 million note payable was converted to a deemed advance on the line of credit. In connection with this transaction, we drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. We are required to pay an annual fee of $0.13 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. This amended agreement includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. As of September 30, 2022, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants.
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
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of September 30, 2022, our exposure to market risk has not changed materially since December 31, 2021. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 23, 2022.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the preparation and audit of our consolidated financial statements, material weaknesses were identified in internal control over financial reporting as of December 31, 2020, which continued to exist as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
Ongoing Remediation Efforts
In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, has dedicated significant resources and efforts to improve our control environment and to remedy the material weaknesses. The remediation measures include the following:
•Hired additional finance and accounting personnel to bolster the accounting capabilities and capacity, and to establish and maintain internal control over financial reporting;
•Engaged external consultants as an additional accounting documentation preparation resource and an additional level of review for more complex accounting matters including, but not limited to stock-based compensation, debt/equity transactions, revenue recognition, and implementations of new accounting pronouncements;

•Engaged an external advisor to assist with further evaluating, designing and documenting the design and operating effectiveness of our internal controls over financial reporting and assist with the remediation of deficiencies, as necessary; and

•Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting.
As of September 30, 2022, we have made substantial progress in our plan to remediate the previously identified material weaknesses. However, as we have to complete the testing and evaluation of the effectiveness of the controls, management concluded that the material weaknesses described above have not been remediated as of the date of this report.
Our remediation efforts are ongoing and have resulted in and will continue to result in significant costs and significant, time-consuming demands on our financial and operational resources through the remainder of those remediation measures.
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
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Like many other companies, including our customers and prospective customers, we reduced our headcount and our employees transitioned to working from home and restricted business travel. Additionally, one of our significant sales channels, trade shows and other industry events, were canceled or postponed, or shifted to virtual-only experiences, and we had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events. During the second and third quarters of 2022, we have begun to see some of these trade shows and conferences return to in-person events, but the number of available shows and the attendance levels at these shows have not yet returned to pre-pandemic levels.

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
To the extent our customers continue to support a fully or partially remote workforce and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain on and demand for telecommunications infrastructure, including our voice and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our cloud infrastructure and network service providers have had outages which resulted in limited disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities have previously announced that during the COVID-19 pandemic, telecommunications operators’ implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Further, while we have been able to mitigate the supply shortages we have recently experienced, we may not be successful in avoiding disruptive supply shortages in the future. For example, in recent periods there have been global shortages of semiconductor chips due in part to the COVID-19 pandemic, which could result in future delays in the production of the phones used on our platform or the point of sale devices used for Weave Payment. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under certain of our agreements and otherwise harm our business, results of operations and financial condition.
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
Our revenue was $115.9 million and $79.9 million during the years ended December 31, 2021 and 2020, respectively, and $104.4 million for the nine months ended September 30, 2022 compared with $84.0 million for the nine months ended September 30, 2021. Additionally, we have experienced significant growth in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges that have been exacerbated by the high levels of employee turnover, particularly in our customer service and sales organizations in 2021. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021.
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
•manage the effects of the ongoing COVID-19 pandemic and rising inflation and global interest rates on our business and operations;
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

We have incurred net losses in each year since our inception, including net losses of $51.7 million, $40.4 million and $40.5 million in 2021 and 2020 and for the nine months ended September 30, 2022, respectively. We had an accumulated deficit of 222.4 million as of September 30, 2022. While we have experienced significant revenue growth in recent periods, we are not yet profitable and this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, and may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:
•the continuing impact of COVID-19 and rising inflation and global interest rates on our customers, our pace of hiring and the U.S. economy in general;
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
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent these activities increase revenue, this revenue may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the ongoing COVID-19 pandemic, we have had limited ability to attend trade shows and similar industry events, which have been a significant source of our customer pipeline in periods prior to the start of the pandemic. In the second and third quarters of 2022, we have seen an easing of travel restrictions and a return of some of these in-person events. Despite the increase in the number of in-person events, it is likely that we will continue to have a mix of virtual and in-person trade show or other industry events in the near future and overall a smaller number of in-person events than we attended prior to the COVID-19 pandemic. We have typically relied on trade shows, industry events and other in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may have to lower our prices to compete and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.

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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. As a result of COVID-19, our in-person lead generation and marketing efforts were canceled or postponed, or shifted to virtual-only experiences, and we had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events. During the second and third quarters of 2022, we have begun to see some of these trade shows and conferences return to in-person events, but the number of available shows and the attendance levels at these shows have not yet returned to pre-pandemic levels. We anticipate continuing to rebalance our marketing spend to account for the resumption of in-person business development activities. To the extent that trade shows and other in-person lead generation activities continue to resume, there can be no assurance that those activities will attract new customers in a cost-effective manner or at levels that existed prior to the COVID-19 pandemic.
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
Our ability to provide effective customer service and support may be adversely affected by a variety of factors. We may be unable to respond quickly enough to accommodate short term increases in demand for service and support from our customer support and success teams. Approximately one-third of our current customer service and support staff has been employed with us for less than one year and therefore may be less familiar with our platform and products than our more tenured employees. In addition, as we add more functionality to our platform or as customers begin to increase the ways in which they use our platform or products, customer service needs have become more time-consuming to meet. These factors have led to increased hold times for customers, which has caused some customers to be dissatisfied with our platform. If our customers are not satisfied with the level of customer support we provide, they may stop using our platform or may not subscribe to additional products we offer. In addition, to improve our level of customer support and service and to meet increased customer demand for support, we may need to devote additional resources to hiring and training personnel, which will increase our costs and without additional corresponding revenue, could adversely affect our business, results of operations and financial condition.
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
If problems were to occur with any of these third-party network or internet service providers, they may cause errors or poor call quality that could impact our customers, and we could encounter difficulty identifying the source of the problem. These third-party network or service providers have been adversely impacted or overloaded by the large increase in traffic caused by a variety of factors including at various points during the ongoing COVID-19 pandemic, which could increase our exposure to damage from service interruptions. The occurrence of errors or poor call quality, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers and delay or loss of market acceptance of our platform and products, and harm our business and results of operations.
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
Our expansion into new vertical markets also depends upon our ability to adapt our existing platform, develop additional features and functionality to meet the particular needs of each new vertical market, and integrate our platform with practice management software or other systems of record. For example, home services providers may require greater mobile functionality than customers in other vertical markets. Other new vertical markets may require additional functionality to address regulatory considerations. Specifically, in our existing vertical markets such as dentistry and optometry, we had to expend significant time and resources to integrate with dental practice management software and address the strict patient and other privacy regulations associated with those industries. We may not have adequate financial or technological resources to develop effective and secure enhancements to our platform and new products that will satisfy the demands of these new vertical markets. In addition, we will need to make sales and marketing investments to increase awareness of our platform and products in new vertical markets in which we have not historically had a presence. Further, as positive references from existing customers are vital to expanding into new vertical and geographic markets within the home services economy, any dissatisfaction on the part of existing customers may harm our brand and reputation and inhibit market acceptance of our platform and products.
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

We expect to open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of September 30, 2022 had onboarded a team of approximately 70 employees to further our engineering and administrative operations.
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
•fluctuations in exchange rates and the resulting impact on our business;

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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in Utah, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. In addition, since we completed our IPO, potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO, particularly as our stock price has declined substantially since our IPO. Our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile, and we may not be able to identify or implement such changes in a timely manner. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our platform and products, which could adversely affect our business, results of operations and financial condition. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Replacing key employees, including our Chief Executive Officer, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. Further, in 2021 and into 2022, the labor market in the U.S. experienced significant increases in workers leaving their positions (often referred to as the "Great Resignation"), which made the market to replace these individuals competitive and resulted in significant wage inflation in response to labor shortages. During the Great Resignation, we have faced and may continue to face increased challenges of employee attraction and retention. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key employees. Many of our key employees are, or will soon be, vested in a substantial number of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock, and there can be no assurance that the Option Repricing will be successful in mitigating this risk. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
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
A number of members of our senior management team joined our company relatively recently, and several long-tenured members of management have transitioned out of our organization. For example, Roy Banks, our Chief Executive Officer and member of our board of directors, resigned as Chief Executive Officer effective August 15, 2022, and provided transition services through September 2, 2022, at which time he resigned from our board of directors. Brett White was announced as interim Chief Executive Officer effective August 15, 2022, then later announced as our Chief Executive Officer effective September 30, 2022. As a result, the remaining members of management are even more critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team, including members of our financial and accounting staff, has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives. Further, organizational changes like these can be disruptive because new members of management may have different backgrounds, experiences and perspectives from those individuals who previously served as executive officers and, thus, may have different views on the issues that will determine our future. Changes like these have also contributed and may continue to contribute to attrition in a competitive labor market.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash and cash equivalents at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of September 30, 2022, we had $10.0 million outstanding under this loan and security agreement.
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
•regulations governing outbound dialing, including the Telephone Consumer Protection Act; and
•FCC and other regulators efforts to combat robo-calling, caller ID spoofing, and robo-texting.
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
The STIR/SHAKEN framework is expected to be used throughout the world. Weave has implemented STIR/SHAKEN for voice traffic originating in the U.S. and we rely on our service providers to sign our voice traffic originating in Canada. However, it is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these differing standards may not be interoperable with the U.S. requirements. For example, the Canadian Radio-television and Telecommunications Commission (“CRTC”) required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-based voice calls, effective November 30, 2021, and file status reports every six months starting May 31, 2022. Despite initially denying non-facilities based providers access, the Canadian Secure Token Governance Authority (“CST-GA”) created a new process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates (“STI Certificates”) to allow higher (Level A or B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at a greater risk of being blocked or flagged and ignored by end users. Further, it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. On July 26, 2022, the CST-GA signed a memorandum of understanding with the U.S. Secure Telephone Identity Governance Authority to coordinate interconnection of SHAKEN in both the U.S. and Canada to allow providers to sign calls in one country and accept the signature in the other. However, the SHAKEN interconnection between the U.S. and Canada is not yet operational. Until operational, we may be required to obtain STI Certificates or otherwise incur costs to sign our calls in both the U.S. and Canada, which could impose substantial compliance costs and negatively affect our margins or could make our services less competitive than incumbent providers. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
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
We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law, or whether that possibility could become more likely if there are changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act. There have been various Congressional and executive efforts to eliminate or modify Section 230 over the past few years, and on October 3, 2022, the United States Supreme Court granted certiorari in Gonzalez v. Google, a case which could decrease the scope of protection platforms receive under Section 230. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
The FCC also issued rules, effective February 17, 2020, that require providers of multi-line telephone systems (“MLTS”), which are typically found in enterprises such as office buildings, have the ability to dial 911 without the addition of any prefix or other code, and the ability to dial 911 without the addition of any prefix or other code, as well as provide a notification when 911 is called to a central location on-site or off-site where someone is likely to see or hear the notification, such as a reception desk. The notification must include the fact that 911 has been dialed, and where technically feasible, a valid callback number and information about the caller’s location. Similar regulations exist in a number of states and Canada’s CRTC recently finalized recommendations for MLTS owners, operators, providers, and/or resellers to adopt MLTS best practices. The ongoing implementation of these requirements may increase our costs and make our solutions more expensive, which could adversely affect our results of operations.
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
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, California also enacted legislation, the California Consumer Privacy Act of 2018 (the “CCPA”), which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far-reaching and have required Weave to implement enhanced practices and policies in an effort to comply. For example, the CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It also remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, the California Privacy Rights Act of 2020 (“CPRA”), which was passed by ballot initiative in November 2020 and becomes fully effective on January 1, 2023, expands the rights of California residents with respect to their personal information. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act and Colorado enacted the Colorado Privacy Act. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. In addition, the various state privacy laws may limit how we may use personal information we collect, particularly with respect to marketing and the use of online advertising networks.
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
Changes in laws or regulations relating to the use of the internet could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet related commerce or communications generally or result in reductions in the demand for Internet based products and services such as our products and platform. In particular, the re-adoption of “network neutrality” rules in the United States, which President Biden and FCC Chairwoman Jessica Rosenworcel have made statements supporting and recent legislation has been introduced that proposes such re-adoption, could affect the services used by us and our customers. If we are not able to adapt our platform and products to address any new laws or regulations, our business, results of operations and financial condition could be adversely affected.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the India Prevention of Corruption Act, 1988, and other anti-

corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti- corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. As we increase our international sales and business further, our risks under these laws may increase especially to the extent that we rely on sales to and through resellers and other intermediaries. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations and financial condition.
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
Our agreements with third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, loss or exposure of confidential or sensitive data, damages caused by us to property or persons or other liabilities relating to or arising from our products or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although typically we contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, demand for our products and adversely affect our business, results of operations and financial condition.

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
In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, has dedicated significant resources and efforts to improve our control environment and to remedy the identified material weaknesses. The remediation measures include the following:
•Hired additional finance and accounting personnel to bolster the accounting capabilities and capacity, and to establish and maintain internal control over financial reporting;
•Engaged external consultants as an additional accounting documentation preparation resource and an additional level of review for more complex accounting matters including, but not limited to stock-based compensation, debt/equity transactions, revenue recognition, and implementations of new accounting pronouncements;
•Engaged an external advisor to assist with further evaluating, designing and documenting the design and operating effectiveness of our internal control over financial reporting and assist with the remediation of deficiencies, as necessary; and
•Providing ongoing training for personnel on accounting, financial reporting and internal control over financial reporting.
As of September 30, 2022 we have made substantial progress in our plan to remediate the previously identified material weaknesses. However, as we have to complete the testing and evaluation of the effectiveness of the controls, management concluded that the material weaknesses described above have not been remediated as of the date of this report.
Our remediation efforts are ongoing and have resulted in and will continue to result in significant costs and significant, time-consuming demands on our financial and operational resources through the remainder of those remediation measures.
The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Despite the progress made, at this time, we cannot predict the outcome of such efforts or the outcome of our assessment of the remediation efforts. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, or guarantee that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 68.5% of our total shares outstanding as of September 30, 2022. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or internet service providers, this could adversely affect the ability of our customers to use our platform and products. In addition, natural disasters, pandemics such as COVID-19, and acts of terrorism could cause disruptions in our or our customers’ businesses and national or regional economies. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability and could have an adverse effect on our business and our results of operations and financial condition.
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

Item 6.  Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date

10.1+	Amended and Restated Employment Agreement, dated September 30, 2022, by and between Brett White and the Registrant.	8-K	001-40998	10.1	October 4, 2022

10.2+	First Amendment to Employment Agreement, dated August 3, 2022, by and between Roy Banks and the Registrant.					X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: November 10, 2022	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)