Form 10-K
period 2022-12-31
Weave Communications, Inc.
filed 2023-03-16
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☐                Accelerated filer  ☒
Non-accelerated filer  ☐               Smaller reporting company  ☒
Emerging growth company  ☒
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $94.1 million, based on the closing price reported for such date on the New York Stock Exchange.
As of March 10, 2023, the registrant had 66,006,321 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement, or the 2023 Proxy Statement, relating to its 2023 Annual Meeting of Stockholders. The 2023 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•the ongoing impacts of the COVID-19 pandemic and increasing inflation and interest rates;
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

Risk Factors Summary
◦Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
◦If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.
◦We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could suffer.
◦We focus on serving small and medium-sized businesses (“SMBs”) and are subject to risks associated with serving small businesses.
◦We have a history of losses and we may not achieve or sustain profitability in the future.
◦Unfavorable economic conditions and macroeconomic uncertainties have in the past and may continue to adversely impact our business, results of operations and financial performance.
◦Our quarterly results may fluctuate, and if we fail to meet securities analysts’ and investors’ expectations, then the trading price of our common stock and the value of your investment could decline substantially.
◦If we are not able to maintain and enhance our brand and increase market awareness of our company, platform and products, then our business, results of operations and financial condition may be adversely affected.
◦The market for our platform and products is still relatively new and evolving, may decline or experience limited growth and is dependent in part on businesses continuing to adopt our platform and use our products.
◦We may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.
◦If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.
◦The market in which we participate is highly competitive, and if we do not compete effectively, our business, results of operations and financial condition would be harmed.
◦If we do not develop enhancements to our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.
◦Breaches of our applications, networks or systems, or those of Google Cloud Platform (“GCP”), or our service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
◦Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.
◦Our products and services must comply with industry standards, Federal Communications Commission (“FCC”) regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.

Part I

Item 1. Business
Overview
Weave is a leading all-in-one customer communications and engagement software platform for small and medium-sized businesses, or SMBs. We are creating a world where SMB entrepreneurs can utilize state-of-the-art technology to transform how they attract, communicate and engage customers, grow their business and realize their dreams. Our platform enables business owners to maximize the value of their customer interactions and minimize the time and effort spent on manual or mundane tasks by bringing multiple workflows together into an all-in-one platform.
We have democratized powerful communications and engagement capabilities previously only available to enterprises, made them intuitive and easy to use and put them in one place – always within reach of the SMB. Our cloud-based software platform streamlines the day-to-day operations of running a small business. We offer an all-in-one platform spanning all forms of communications and customer engagement ranging from answering phones, to scheduling appointments, to sending text reminders, to requesting client reviews, to collecting payments, to sending email marketing campaigns, to verifying insurance. We bring small businesses and the people they serve closer together by unifying, modernizing and personalizing customer interactions. Our platform helps improve communications, attract more customers, keep customers engaged and increase overall retention.
Our Platform
We help SMBs manage essential customer interactions. Our platform helps improve communications, attract more customers, keep customers engaged and increase overall retention. We consolidate telephony, messaging, scheduling, payments, employee collaboration, digital forms, insurance verification, customer review management and marketing into one simple, easy and elegant solution. We allow SMBs to facilitate and manage customer interactions in a unified, modernized and personalized manner that best fits their customers’ needs and preferences. We set SMBs free to do what they do best: to serve their customers. Before Weave, SMBs were forced to focus much of their time on entering data forms, scheduling, collecting payments, responding to missed calls and finding new customers. Now, we allow them to use their time to focus on their customers, grow revenue, expand profitability and pursue their dreams.
The key benefits of our platform include:
•Easy to Use and Intuitive. Our platform is designed to be simple and intuitive. We democratize enterprise customer communications and engagement capabilities for SMBs, saving them time and allowing them to effectively and efficiently communicate with their customers.
•Unified Communications and Engagement. We create a comprehensive communications hub by integrating with an SMB’s system of record, whether a practice management system, customer relationship management (“CRM”) or enterprise resource planning software – and other third party applications – and providing a unified platform for answering phones, scheduling appointments, sending text reminders, requesting client reviews, collecting payments and managing email marketing, all in one place.
•Low Total Cost of Ownership and High ROI. Our platform can help our customers reduce cancellations, increase appointments, and increase customer growth. Furthermore, our solution provides greater functionality and costs significantly less than what the combined point solution patchwork would require.

•Purpose-Built for Our Industry Verticals. To maximize the value from our solution, we design our platform and products to address the specific needs of each industry vertical that we target.
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
Our Products
We provide an all-in-one customer communications and engagement platform for SMBs. From the first phone call to the final invoice and every touchpoint in between, we connect the entire customer journey. Our software solutions transform how local businesses attract, communicate with and engage customers to grow their business.
All of our communications features, including text, leverage a single phone number. This means all messages come from the business phone number, so no personal cell phone numbers have to be used and multiple team members can manage conversations.
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
Weave Team. Weave provides a modern, secure group messaging solution that helps businesses and their team members communicate with each other from their workstations, allowing for faster collaboration to respond to and delight customers. And if key employees are out of the office, the group messaging function allows them to stay in-the-know on everything going on at the office, wherever they are.
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
Text Connect. Weave’s Text Connect enables businesses to interact with their existing and potential customers online directly through their websites. This functionality gives businesses the flexibility to respond when it is convenient for them and their customers and prospects, and enables multiple conversations at once.
Payments. Weave Payments is a comprehensive payment processing solution for businesses that offers multiple contactless payment options, allowing their customers to pay the way they want, whether they are in the office or miles away, and whenever it is most convenient for them. Customers can choose from in-office payments, mobile card payments, manual card entry, retaining a card on file or Text to Pay.
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
Online Scheduling. Weave’s scheduling product, when integrated with the office’s system of record, allows businesses to send automatic scheduling reminders via text message or email reminders at any time, any date and personalizes each reminder for the customer. This functionality allows businesses to schedule more appointments, reduce no-shows and fill their schedule more efficiently. Businesses can customize by appointment date and time, type of appointment, customer name, day of week they want to send, days or minutes ahead of appointment. In addition, through Weave Online Scheduling customers can set up their own appointments from the business’ website, reducing scheduling phone calls and allowing for flexibility in the business’ response.
Insurance Verification. Weave Insurance Verification helps office staff spend more time creating an exceptional patient experience and less time calling insurers to verify patient coverage details. Within the Weave platform, users can get up-to-date and accurate patient insurance plan details, all with a click of a button. If a patient’s insurance information is unable to be verified, users can contact patients directly through Weave’s two-way text or phone system to get information fast. When combined with Weave’s Digital Forms solution, the new patient intake process is streamlined, saving staff time and reducing long phone calls with insurance companies.
Our Customers
As of December 31, 2022, we had more than 27,000 locations under subscription and more than 25,000 customers in the United States and Canada. These customers represented many industries with the majority being in dental, optometry, veterinary, medical specialty services, home services, physical therapy, audiology, and podiatry. No one single customer represents more than 5% of our revenue.
Sales and Marketing
We employ an efficient go-to-market strategy that combines a productive sales organization with a diverse marketing and business development strategy to support their work.

Our marketing team focuses on generating demand and increasing brand awareness through multiple strategies and a multi-channel process. Leads are generated primarily through our website through traffic driven to our website in multiple ways, including paid advertising, digital events, sponsorships, direct mail, ad placements, email campaigns, social media, free content, blogs and organic searches. As trade shows and other events are beginning to return to pre-pandemic levels of activity, we expect to increasingly rely on participation at these events to drive demand as a primary component of our sales strategy.
Subscriptions are primarily sold through our direct inside sales team based in Lehi, Utah. Most of our sales teams are focused on attracting new customers and are trained to sell into multiple SMB verticals, organized by the sales motion (e.g., inbound, outbound, upsell, and mid-market) of each sales cycle. In addition, we have a sales team specifically focused on expanding usage within our existing customer base. Our teams use phone, email, web meetings, and in-person events to interact with our current and potential customers.
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
Customer Success and Support
We offer phone, AI-driven support solutions, web-chat and email-based support staff to resolve technical and operational issues for our customers, if and when such issues arise. All customer success, customer support, customer training and customer onboarding team members are currently located in the United States and India (email and chat). In addition, we maintain an online self-help center and customer discussion community to assist our customers with routine matters.
We strive to maintain an exceptional quality of customer service to promote customer retention and referrals. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions.
Research and Development
Our engineering and product teams are responsible for the creation and development of high value features and functionality across our platform and the products we support. Our teams are highly focused on the customer and strive continually to deliver the tools needed for meaningful engagements through both continued improvements of our internally-developed platform and the addition of new products. Our engineering and product teams strategically approach the design of products to serve our broad customer base while also developing customized features and products to meet the specific needs of each SMB vertical we compete in. Our engineering team also coordinates the use of open source technologies with code developed in-house to provide a cohesive experience to the customer.
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

Weave Phone System
Our phone system is highly-customized, cloud-based and integrated into our software platform. We built our phone systems in-house, providing capabilities commonly found in expensive licensed hardware offerings. Our phone systems leverage our cloud infrastructure providers to provide multiple redundant regions and lowest latency routing to ensure superior voice quality on calls to and from the entire United States and Canada.
We provide our customers with advanced business phones from a leading cloud-based communications hardware manufacturer. Once the phones are powered on and connected to a network by our customer, we provide configuration and automatic updates through the cloud. Our system also provides unlimited local and long distance voice calling within the United States and Canada to the Public Switched Telephone Network in the United States and Canada via SIP Trunking interconnects from multiple providers.
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
At the physical and infrastructure layers, our platform and products are hosted on Google Cloud Platform.
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
Human Capital
As of December 31, 2022, we had 806 employees. We continued expanding our presence abroad during 2022 by hiring additional engineers and support representatives in India.
We offer competitive compensation and benefits packages and strive to promote the well-being of our employees and their families by offering generous parental and other leave policies as well as flexible paid time-off policies to accommodate individual circumstances. We demonstrate our commitment to the professional development of all Weavers by offering department-specific trainings, manager development courses/tracks, executive coaching and external professional development offerings.
We also recognize that fostering a diverse and inclusive workforce makes us stronger as a company and is a key element of our employee recruitment, engagement and retention strategy. Our goal is to ensure equitable people processes with hiring, compensation, performance management, promotions and personal development. We reinforce these values by promoting an inclusive culture through trainings/

speaker series, sponsoring people resource groups, amplifying voices of underrepresented individuals, and community involvement.
Our culture is underpinned by the Weave Way, which consists of five key values that define our company, approach to people and ultimately guide all of our actions. Our employees are united by our mission and driven by our values:
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
Competition
The market for our platform and products is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, CRM, analytics and social media management, that potential customers may already use to manage their businesses and in which they have made significant investments. In a broad sense, we compete with providers of customer interaction management, customer experience management, marketing solutions, business intelligence, unified communications and telecommunications and customer relationship management solutions. However, in this highly fragmented market landscape, we believe no single competitor provides a comparable comprehensive, vertically integrated customer communications and engagement platform similar to ours. As a result, sometimes displacing the outdated, in-house manual processes of our customers is our biggest challenge. We could also face competition from new market entrants, some of whom might be our current integration partners.
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
Intellectual Property
Our intellectual property is an important part of our business. We protect our intellectual property through a combination of domain names, copyright, trade secrets and trademarks, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. We have trademark applications for select marks in the United States and will pursue additional trademark applications to the extent we believe it will be beneficial. We also have registered domain names for the website that we use in our business. Additionally, we rely upon unpatented trade secrets, confidential know-how and continuing technological innovation to develop and maintain our competitive position. We also enter into confidentiality and intellectual property rights agreements with our employees, consultants and contractors. Under such agreements, our employees, consultants and contractors are subject to invention assignment provisions designed to protect our proprietary information and ensure our ownership in intellectual property developed pursuant to such agreements.
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
In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information, including Protected Health Information or Personal Health Information. The collection, use, processing, or disclosure of personal information may be subject to United States and Canadian federal, state and provincial regulations, including, but not limited to, the Health Insurance Portability and Accountability Act, or HIPAA; the California Privacy Rights Act, or CPRA (California); US state data breach notification laws; and the Personal Information Protection and Electronic Documents Act, or PIPEDA (Canada).
In addition to these regulations, many states continue to consider enacting privacy legislation that may apply to companies such as us which collect, store, and process many types of data, including personal data. In particular, California has enacted the CPRA. The CPRA imposes obligations on qualifying for-profit companies, such as us, doing business in California, and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents.
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

We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.getweave.com/. We use these channels, as well as social media, including our Twitter account (@getweave), our newsroom (www.getweave.com/newsroom), our LinkedIn page (www.linkedin.com/company/weave-communications), our Instagram account (@getweave), and our Facebook page (https://www.facebook.com/search/top?q=weave), to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this report, and the inclusion of our website addresses and social media channels are inactive textual references only.

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
Our revenue was $142.1 million, $115.9 million and $79.9 million during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021 and support operations in India in 2022.
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
•manage the ongoing impact of the COVID-19 pandemic and rising inflation and interest rates on our business and operations;
•expand the functionality and scope of the products we offer on our platform;
•maintain the rates at which customers subscribe to, and adopt additional products, such as Weave Payments, to extend their use of our platform and retain our existing customers;
•hire new sales personnel to support our growth, and reduce the time for new personnel to achieve desired productivity levels;
•provide our customers with high-quality customer support that meets their needs;
•introduce our platform and products to new markets, including to markets outside of the United States;
•serve SMBs across a wide cross-section of vertical industries, such as those within specialized healthcare and to increase the number of vertical industries we serve;
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
Our ability to attract new customers, retain existing customers and increase the use of our platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, our efforts to provide satisfactory customer service, the stability and reliability of our platform, our ability to timely onboard new customers or timely expand functionality for our existing customers, the perceived value of our platform and the features and functionality it offers, our ability to leverage and scale our core sales efforts and marketing capabilities to focus on our core specialty healthcare verticals, and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
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
In addition to attracting new customers and retaining existing customers, we seek to expand usage of our platform by broadening adoption by our customers of the various products available on our platform. We have experienced difficulties with, and cannot be certain that we will be successful in, increasing adoption of additional products by our existing customers. Our ability to increase adoption of our products by our customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing and our ability to demonstrate the value proposition of our products. Our costs associated with renewals and generating sales of additional products to existing customers are substantially lower than our costs associated with entering into subscriptions with new customers. Accordingly, our business model relies to a significant extent on our ability to renew subscriptions and sell additional products to existing customers, and, if we are unable to retain revenue from existing customers or to increase revenue from existing customers, our operating results could be adversely impacted even if such lost revenue were offset by an increase in revenue from new customers.
Our ability to attract new customers and retain existing customers depends in part on our ability to timely onboard new customers or timely expand functionality for our existing customers. Our platform often requires integration and customization that can result in longer onboarding and ramping process times. New customers onboarding onto our platform or existing customers increasing functionality within our platform may require specific customizations that can delay lead times and may require onboarding efforts that take up to several months. Our onboarding and ramp times may be further delayed due to unanticipated complications with phone number porting or integrations with existing or new customers’ systems, which could delay or prevent adoption of our platform for extended periods of time and may cause us to expend more resources than originally anticipated. These delays could limit our ability to attract and retain customers and may adversely affect our revenue and profits.
We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could suffer.
We have significantly expanded our business and operations, and our business strategy contemplates that we will significantly expand our business and operations in the future. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources, particularly while we continue to navigate relatively recent transitions in management and challenging macroeconomic conditions. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
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
•controlling expenses and investments in anticipation of expanded operations; and
•managing the expansion of operations in the United States and potentially in additional countries in the future, which will place additional demands on our resources and operations.
We focus on serving SMBs and are subject to risks associated with serving small businesses.
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. While our core verticals in dental, optometry, and veterinary services have been more resilient than other types of small business, SMBs often have higher rates of business failures and limited budgets. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. For example, the ongoing impact of the COVID-19 pandemic and increasing inflation and interest rates have adversely impacted economies and financial markets globally, which particularly impacted many SMBs. SMBs are also typically restricted by factors other than price in their technology-related decisions. These factors may make us more susceptible to economic downturns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
We face risks in targeting medium-sized businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could suffer.
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses. As we target a portion of our sales efforts at larger and multi-location businesses, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location businesses may require us to invest more time educating potential customers about the benefits of our subscriptions. In addition, our customers may be acquired by or may consolidate into larger and multi-location businesses that may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements or other contractual terms that may introduce additional risk. Further, our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $49.7 million, $51.7 million, and $40.4 million in 2022, 2021 and 2020, respectively. We had an accumulated deficit of $231.6 million as of December 31, 2022. While we have experienced significant revenue growth in recent periods, we are not yet profitable and this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
Unfavorable economic conditions and macroeconomic uncertainties have in the past and may continue to adversely impact our business, results of operations and financial performance.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, the COVID-19 pandemic as well as recession risks, which may continue for an extended period, and which could result in decreased spending by our existing and prospective customers and business partners, reduced demand for our platform due to reduced budgets or for other reasons, and longer or delayed sales cycles, all of which could have an adverse impact on our business operations and financial condition. For example, the COVID-19 pandemic impacted our business and operations in a variety of ways, including supply chain challenges and disruptions in our go-to-market activities and sales channels.
Furthermore, our revenue growth and potential profitability depend on demand for our platform. Historically, during economic downturns, there have been reductions in spending on IT and infrastructure as well as pressure for financial concessions. The adverse impact of economic downturns may be particularly acute among SMBs, which comprise the vast majority of our customer base. If current economic conditions persist or deteriorate further, our current and prospective customers may elect to decrease their budgets, which would limit our ability to grow our business and adversely affect our operating results.
We may also experience adverse impacts from delayed sales and implementation cycles, including customers and prospective customers delaying contract signing or subscription renewals. In addition, a majority of our customers are on monthly subscription arrangements with us and could terminate their subscriptions on short notice. If potential customers determine not to enter into subscriptions or defer subscribing to our platform, or if customers terminate or fail to renew their subscriptions, fail to pay us or reduce their spending with us, our revenue may grow more slowly or decline, we may be unable to collect amounts due and we may incur costs in enforcing our contract terms. If unfavorable economic conditions and macroeconomic uncertainty persist, then we could experience adverse impacts to our business, results of operations and overall financial performance in future periods.
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
•the continuing impact of COVID-19 and rising inflation and interest rates on our customers, our pace of hiring and the U.S. economy in general;
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
As we seek to expand our customer base by targeting additional vertical markets in the future, we will need to establish brand awareness in new markets in which we have not historically had a presence. Although we have invested in promoting our brand generally, we may not have significant brand awareness in these new markets, and will need to make additional investments to expand awareness of our brand in the new vertical markets we seek to address. In addition, as and to the extent we seek to expand our reach internationally, we will need to invest in establishing awareness of our brand in new international markets.
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
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent these activities increase revenue, this revenue may not be enough to offset the increased expenses we incur. In addition, since the beginning of the COVID-19 pandemic, we have had limited ability to attend trade shows and similar industry events, which have been a significant source of our customer pipeline in periods prior to the start of the pandemic. In 2022, we have seen a return of some of these in-person events. Despite the increase in the number of in-person events, it is likely that we will continue to have a mix of virtual and in-person trade show or other industry events in the near future and overall a smaller number of in-person events than we attended prior to the COVID-19 pandemic. We have typically relied on trade shows, industry events and other in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the ongoing impact of the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may have to lower our prices to compete and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. Since the beginning of the COVID-19 pandemic, our in-person lead generation and marketing efforts have been significantly limited due to event cancellations and the related evolution in where our potential customers assemble, and we have had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events. Through the end of 2022, we have seen some of these trade shows and conferences return to in-person events, but the number of available shows and the attendance levels at these shows have not yet returned to pre-pandemic levels. We anticipate continuing to rebalance our marketing spend to account for the resumption of in-person business development activities. To the extent that trade shows and other in-person lead generation activities continue to resume, there can be no assurance that those activities will attract new customers in a cost-effective manner or at levels that existed prior to the COVID-19 pandemic.
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
If we are unable to develop and maintain successful integrations, such as integrations with providers of practice management systems (“PMS”) or accounting software, the value of our platform and products could decline and our results of operations and financial condition could be adversely affected.
We have built integrations with other vendors, such as providers of PMS or related solutions, and we intend to pursue additional integrations in the future. Our integrations with these partners are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain aspects of our platform and products with the systems or software that are utilized by our customers, for agreed payments to such integration partners based on pricing models they have customarily offered us. The success of our business strategy relies, in part, on our ability to form and maintain these integrations with such partners on customary terms in order to facilitate and permit the integration of our platform and products into the systems or software used by our customers. For example, dental PMS product Dentrix provides critical functionality to our platform for a significant portion of our customer base, pursuant to a contract that provides for integration through July 2026, subject to certain conditions including third-party access approval and security protocols for data protection and system integrity. Providers of these systems or software may compete with certain of the functionality offered by our platform and products, and they may in the future expand their offerings to compete more directly with our platform and products or elect to partner with our competitors. If providers of these systems or software amend, terminate or fail to perform their obligations under their agreements with us, or if they elect to prioritize developing competing offerings or developing integration with offerings of our competitors, our platform and products may no longer integrate with the systems or software of our customers, which would lower the value of our platform and products to our customers and materially and adversely affect our business results. Additionally, if these providers change their pricing models in a manner adverse to us, such as usage-based fees (e.g. per-API call), which are becoming increasingly common in our industry, our results of operations may be adversely impacted.
We may also seek to create new integrations in the future, and we may not be successful in developing integrations or negotiating integration agreements on terms favorable to us. If we are not able to create integrations with other providers of systems or software used by our customers, the attractiveness of our products to customers may be diminished. In addition, any delay in creating integrations with providers of systems or software used by our customers or potential customers could delay or impair our ability to enter new vertical markets or enhance the functionality of our platform and products, and reduce their competitiveness. Any such delay could adversely affect our business.
The market in which we participate is highly competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
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
We also face competition from the systems of record, including suppliers of PMS, that have significant market penetration and broad market acceptance in the markets that we address. Although these systems do not currently offer the broad functionality provided by our platform or products, if the providers of these systems were to seek to integrate some or all of the functionality offered by our platform or products in the future, either by building that functionality into their systems or through partnerships with third parties, existing or potential customers that use these systems may choose to use that functionality rather than to subscribe to our platform and products. This development could have an adverse effect on our business, operating results and financial condition.
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
Moreover, as we expand the functionality of our platform and products to include additional solutions, address new vertical markets and enter new markets outside the United States, we may face additional sources of competition. We cannot be sure that we will compete as successfully against companies with products that offer solutions in those markets as we have to date. In addition, we cannot be sure we will compete successfully against incumbent providers of solutions with established brands and market presence if we enter new vertical markets and new markets outside the United States.
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
Our ability to provide effective customer service and support may be adversely affected by a variety of factors. We may be unable to respond quickly enough to accommodate short term increases in demand for service and support from our customer support and success teams. Approximately one-third of our current customer service and support staff has been employed with us for less than one year and therefore may be less familiar with our platform and products than our more tenured employees. In addition, as we add functionality to our platform or as customers begin to increase the ways in which they use our platform or products, customer service needs may become more time-consuming to meet. If our customers are not satisfied with the level of customer support we provide, they may stop using our platform or may not subscribe to additional products we offer. In addition, to improve our level of customer support and service and to meet increased customer demand for support, we may need to devote additional resources to hiring and training personnel, which will increase our costs and without additional corresponding revenue, could adversely affect our business, results of operations and financial condition.

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
In the event our customers’ ability to use the functionality supplied by our platform were disrupted as a result of issues affecting the hardware, software or services provide by third parties, customers could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could harm our reputation and brand, making it harder for us to sell our platform and products.
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
In order to provide Weave Payments, we have entered into payment service provider agreements with Stripe Inc. (“Stripe”). These payment service provider agreements provide for terms which expire at various dates after 2028, and in some cases, renew for subsequent 12-month terms unless we provide a notice of termination prior to the end of the then current term. These agreements are integral to Weave Payments, and any problems with Stripe or disruption affecting its services could have an adverse effect on our reputation, results of operations and financial results. If Stripe were to terminate its relationship with us, we could incur substantial delays and expense in finding and integrating an alternative payment service provider into Weave Payments, and the quality and reliability of such alternative payment service provider may not be comparable. Any temporary or permanent disruption in our ability to offer Weave Payments, whether as a result of an interruption in Stripe’s services due to technical or other issues, or due to the termination of our agreement with Stripe, would decrease our revenue and adversely affect our business.
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
If problems were to occur with any of these third-party network or internet service providers, they may cause errors or poor call quality that could impact our customers, and we could encounter difficulty identifying the source of the problem. From time to time, these third-party network or service providers have been adversely impacted or overloaded by large increases in traffic for a variety of reasons. The occurrence of interruptions, errors or poor call quality, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers and delay or loss of market acceptance of our platform and products, and harm our business and results of operations.
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
Our agreement with GCP is for a 60-month term with no renewal right thereafter. Although we have successfully transitioned cloud service providers in the past and we expect that we could receive similar services from other third parties in the future, if any of our arrangements with GCP are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
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
Our future growth and profitability depend, in part, upon our continued expansion within the healthcare vertical markets, such as dentistry, optometry and veterinary, where our revenue is concentrated, as well as our ability to penetrate new vertical markets.
Our expansion into new vertical markets also depends upon our ability to adapt our existing platform, develop additional features and functionality to meet the particular needs of each new vertical market, and may depend on our ability to integrate our platform with practice management software or other systems of record. For example, some new vertical markets may require greater mobile functionality than customers in our existing markets. Other new vertical markets may require additional functionality to address regulatory considerations. Specifically, in our existing vertical markets such as dentistry and optometry, we had to expend significant time and resources to integrate with dental practice management software and address the strict patient and other privacy regulations associated with those industries. We may not have adequate financial or technological resources to develop effective and secure enhancements to our platform and new products that will satisfy the demands of these new vertical markets. In addition, we will need to make sales and marketing investments to increase awareness of our platform and products in new vertical markets in which we have not historically had a presence. Further, as positive references from existing customers are vital to expanding into new vertical and geographic markets, any dissatisfaction on the part of existing customers may harm our brand and reputation and inhibit market acceptance of our platform and products.
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
As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. For example, we expect the volume of simultaneous calls to increase significantly as our customer base grows. Our infrastructure may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure may require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base.
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
We cannot accurately predict customers’ usage levels. Revenue from Weave Payments is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through our platform in a particular period. This amount may vary, depending on, among other things, interchange and processor fees, the success of our customers’ businesses, the proportion of our customers’ payment volume processed through our platform, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from Weave Payments varies depending on the particular type of payment processed on our platform. During the COVID-19 pandemic, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, accounted for a larger proportion of the total payment transactions processed through our platform, which has contributed to higher gross margins on those transactions than in prior periods. While we have seen this trend continue in recent periods as credit card transactions have increased as a percentage of total payment transactions; no assurance can be given that the mix of card-not-present transactions will continue to be favorable.
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
If we do not successfully maintain the quality of the installation of our platform and products by third-party installers, our reputation could suffer and our sales could decline.
We leverage third-party independent contractors to install a portion of our customer premises equipment and implement integrations. These services are critical because a failure to properly install our product can lead to reduced operability and poor customer satisfaction. While we currently provide customers with a list of reputable independent installers from which they may select their installer of choice, a quality installation may not be delivered, which would impact customer experience. To the extent our third-party independent contractors perform low-quality installations, we may need to devote additional resources to the identification and monitoring of such independent installers. Additionally, if the installers used by customers fail to provide the quality of service that our customers expect, we may lose existing customers, our reputation and market acceptance of our platform and products could suffer, our sales could decline and we may experience increased warranty claims and costs, any of which would harm our business.
The standards that private entities and email service providers use to regulate the use and delivery of email have in the past interfered with, and may in the future interfere with, the effectiveness of our platform and our ability to conduct business.
Some of our customers rely on email for commercial solicitation. In addition to legal requirements addressing spam, a variety of private entities such as email service providers advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain solicitations that comply with current legal requirements as spam. Some of these entities maintain “blocklists” of companies and individuals, and the websites, email service providers and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial solicitations that the blocklisting entity believes are appropriate. If a company’s IP addresses are listed by a blocklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blocklisting entity’s service or uses its blocklist. Due to the nature of our customer base, we have not had significant issues related to this risk; however, as we continue to increase our customer base and expand into other vertical markets outside of healthcare, we may have greater exposure to this risk. There can be no guarantee that we will be able to successfully remove ourselves from any blocklists. Because we fulfill email delivery on behalf of our customers, blocklisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations.
Additionally, even if emails we process are not blocklisted, email service providers from time to time block emails we process from reaching their users. For example, some email service providers categorize as “promotional” emails that originate from email service providers such as us, and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. While we improve our own technology and work closely with email service providers to maintain our deliverability rates, the implementation of new or more restrictive policies by email service providers may make it more difficult to deliver our customers’ emails, particularly if we are not given adequate notice of a change in policy or are unable to update our platform or products to comply with the changed policy in a reasonable amount of time. If email service providers materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with email service providers’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of email service providers to categorize emails, then customers may question the effectiveness of our platform and downgrade or cancel their accounts. This, in turn, could harm our business, financial condition and results of operations.
The standards that Mobile Network Operators use to regulate the delivery of SMS text messages have in the past interfered with, and may in the future interfere with, the effectiveness of our platform and our ability to conduct business.
Our customers rely on SMS text messaging for communicating with their customers. To address requirements set forth in the Telephone Consumer Protection Act of 1991 (“TCPA”), the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), the Cellular Telecommunications and Internet Association guidelines, and in other FCC rules regarding unwanted communications, the U.S. wireless communications industry and Mobile Network Operators, (“MNOs”) have set forth standards governing the delivery of non-consumer messages via wireless provider networks with the primary objective of protecting consumers from unwanted messages. These standards include, but are not limited to, standards and registration for businesses sending messages to consumers from a 10-digit long code (“10DLC”). MNOs monitor non-consumer messages and block or limit throughput of messages if a sender does not adhere to industry and MNO-defined standards, or if a sender is not properly registered to send messages using a 10DLC. If non-conforming text messages are sent from a business’ telephone number, that number may be blocked or limited from sending text messages, or charged additional fees by the MNOs. We work closely with our service providers in order to comply with the applicable laws and maintain our deliverability rates. However, as the popularity of text messaging increases over time, we expect the MNOs and the wireless communications industry to continue to implement additional requirements, restrictions, and fees for sending non-consumer messages.
There are some exceptions to non-consumer messaging requirements, which apply to a large number of our customers, including exceptions for health care related messages and messages sent from “low-volume” senders, such as small businesses. However, if text messages originating from our customers are blocked or limited by MNOs, or if MNOs impose additional fees for certain text messages, the effectiveness of our customers’ text message communications with their customers may be impacted, and our customers may question the effectiveness of our platform and discontinue service. This could result in harm to our business, financial condition and results of operations.
We are continuing to expand our international operations, which exposes us to significant risks.
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of December 31, 2022 had approximately 80 employees in India to further our engineering and administrative operations.

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
•the impact of natural disasters and public health epidemics or pandemics such as COVID-19 on employees, contingent workers, partners, travel and the global economy and the ability to operate freely and effectively in a region that may be fully or partially on lockdown; and

•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in Utah, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. In addition, since we completed our initial public offering (“IPO”) in November 2021, potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO, particularly as our stock price has declined substantially since our IPO. Our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile, and we may not be able to identify or implement such changes in a timely manner. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our platform and products, which could adversely affect our business, results of operations and financial condition. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Replacing key employees, including our Chief Executive Officer, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. Further, in 2021 and into 2022, the labor market in the U.S. experienced significant increases in workers leaving their positions (often referred to as the "Great Resignation"), which made the market to replace these individuals competitive and resulted in significant wage inflation in response to labor shortages. During the Great Resignation, we have faced and may continue to face increased challenges of employee attraction and retention. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
We have experienced and may continue to experience rapid expansion and turnover of our employee ranks. From time to time, we have reduced our employee ranks and subsequently built them back up to support the growth of our business. We also have experienced transitions in our executive leadership team. These changes may yield unintended consequences and costs, such as additional attrition, the distraction of employees, reduced employee morale and could adversely affect both our reputation as an employer and our company culture, which could make it more difficult for us to hire new employees in the future.
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
A number of members of our senior management team joined our company relatively recently, and several long-tenured members of management have transitioned out of our organization. For example, during 2022, Brett White replaced Roy Banks as our Chief Executive Officer and we experienced other transitions in our senior management team. As a result of these changes, the remaining members of management are even more critical to our vision, strategic direction, culture, and overall business success. Because of these recent changes, our senior management team, including members of our financial and accounting staff, has not worked at the company for an extended period of time and may not be able to work together effectively to execute our business objectives. Further, organizational changes like these can be disruptive because new members of management may have different backgrounds, experiences and perspectives from those individuals who previously served as executive officers and, thus, may have different views on the issues that will determine our future. Changes like these have also contributed and may continue to contribute to attrition in a competitive labor market.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash, cash equivalents, and short-term investments at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of December 31, 2022, we had $10.0 million outstanding under this loan and security agreement. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., which has announced that it will be fully honoring existing credit facilities. We are evaluating our line of credit in light of these developments and it is possible we may enter into a new credit facility and/or refinance our outstanding indebtedness in the future. Any new credit arrangement we enter into may contain covenants similar to those described above.
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
•U.S. and Canadian regulations concerning access requirements for users with disabilities;
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
We process business and personal information belonging to our customers and employees and because of this, we are subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the processing of personal information and other content (collectively, “Data Protection Laws”), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of protected health information (“PHI”) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. We are considered a business associate under HIPAA, and we execute business associate agreements (“BAAs”) with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.
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
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, California also enacted legislation, the California Consumer Privacy Act of 2018 (the “CCPA”), which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far-reaching and have required Weave to implement enhanced practices and policies in an effort to comply. For example, the CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It also remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, the California Privacy Rights Act of 2020 (“CPRA”), which was passed by ballot initiative in November 2020 and became fully effective on January 1, 2023, expanded the rights of California residents with respect to their personal information. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which may result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act, Colorado enacted the Colorado Privacy Act, and Utah enacted the Utah Consumer Privacy Act. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. In addition, the various state privacy laws may limit how we may use personal information we collect, particularly with respect to marketing and the use of online advertising networks.
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
Changes in laws or regulations relating to the use of the internet could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet related commerce or communications generally or result in reductions in the demand for internet based products and services such as our products and platform. In particular, a re-adoption of “network neutrality” rules in the United States could affect the services used by us and our customers. California’s state network neutrality law went into effect in March 2021. A temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but a challenge to that law remains pending. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. If we are not able to adapt our platform and products to address any new laws or regulations, our business, results of operations and financial condition could be adversely affected.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the India Prevention of Corruption Act, 1988, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti- corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. If we increase our international sales and business further, our risks under these laws may increase especially to the extent that we rely on sales to and through resellers and other intermediaries. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations and financial condition.
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
There is considerable activity in connection with the development of intellectual property, whether or not patentable, in our industry. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry and our business. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. We have in the past and may in the future be subject to legal proceedings and claims by our competitors or other third parties that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of such intellectual property rights. Such claims, regardless of merit, may result in litigation. The costs of defending such litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events or other outcomes may:
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
A portion of the technologies we use in our products incorporate “open source” software, and we may continue to incorporate open source software in our products in the future. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or claiming non compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available software and services across a network that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable internally-developed source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third-party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations. Additionally, we could be subject to significant damages, enjoined from the use of our platform, products, or other technologies we use in our business that contain such open source software, and be required to comply with the foregoing conditions, including the public release of certain portions of our internally-developed source code.
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
Our ability to use our net operating losses (“NOLs”), to offset future taxable income may be subject to certain limitations
As of December 31, 2022, we had NOL carryforwards for federal and state income tax purposes of $179.2 million and $127.1 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2038 for federal purposes and 2033 for state purposes if not utilized. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an

“ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past, including as a result of our IPO. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
Risks Related to Accounting Matters
A failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations, which in turn could harm investor confidence in our company and the trading price of our common stock.
The rules and regulations of the SEC require, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, beginning with the year ended December 31, 2022, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm would also be required to report on our internal control over financing reporting after we cease being an emerging growth company . Our and our auditor’s testing, as applicable, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. If any of these controls and systems do not perform as expected, we could experience material weaknesses in our controls. For example, we previously identified material weaknesses in our internal control over financial reporting. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the NYSE, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 65.5% of our total shares outstanding as of December 31, 2022. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
We are an “emerging growth company” and a “smaller reporting company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2022, we currently lease approximately 180,000 square feet of office space for our current corporate headquarters in Lehi, Utah under a lease agreement that expires in 2033. We also maintain offices in Noida, India.
We believe that our current facilities in Lehi, Utah are suitable and adequate to meet our current needs in the United States, and we believe that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations close to our current facility. We may decide to lease suitable office space in India to support our current team and anticipated growth there.
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
Holders of Record
As of March 10, 2023, there were 33 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held off record by banks, brokers and other financial institutions.
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
The following graph depicts the total cumulative stockholder return on our common stock from November 11, 2021, the first day of trading of our common stock on The New York Stock Exchange, through December 31, 2022, relative to the performance of the Standard & Poor's (S&P) 500 Index and the Russell 2000 Index. The graph assumes an initial investment of $100.00 at the close of trading on November 11, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return*
Among Weave Communications, Inc., the S&P 500 Index and the Russell 2000 Index
$125
$100
$75
$50
$25
$—
11/11/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
WEAV
S&P 500
Russell 2000

*$100 invested on November 11, 2021 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.
Sale of Unregistered Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On November 15, 2021, we completed our IPO pursuant to which we issued and sold 5,000,000 shares of common stock at a price to the public of $24.00 per share. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-260321), which was declared effective by the SEC on November 10, 2021. Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Piper Sandler & Co., Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated, William Blair & Company, L.L.C., Guggenheim Securities, LLC, Academy Securities, Inc., Loop Capital Markets LLC, and Tigress Financial Partners LLC acted as underwriters for the IPO. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.
The net proceeds to us, after deducting underwriting discounts and commissions of $8.4 million and offering expenses of $4.1 million, were $107.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus dated as of November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2021
Issuer Purchases of Equity Securities
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
In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Weave,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its consolidated subsidiaries.
We have elected to omit discussion on the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 23, 2022, for year-over-year comparisons of the results of operation between the year ended December 31, 2021 and December 31, 2020 as well as discussion of 2020 performance metrics and cash flow activity, all of which are incorporated herein by reference..
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
Since our founding in 2011, we have evolved our platform, innovating and improving the products and integrations we provide for small businesses. We have expanded our product offering from a suite of integrated phone, email and text solutions to include analytics in 2019, payments in 2019, forms in 2021, and buy-now-pay-later in 2022, among other capabilities launched in those years. Through investments in product development and integrations, we have expanded beyond dentistry and optometry to other verticals, such as veterinary and specialized healthcare.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue

To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our software platform and phone services, including recurring hardware fees. These recurring revenues accounted for 95% and 94% of our revenue for the years ended December 31, 2022 and 2021, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Subscription and payment processing:
Revenue	$136,592	$108,841
Cost of revenue	(35,008)	(29,452)
Gross profit	$101,584	$79,389
Gross margin	74%	73%
Onboarding:
Revenue	$1,288	$3,687
Cost of revenue	(9,612)	(10,942)
Gross profit	$(8,324)	$(7,255)
Gross margin	(646)%	(197)%
Hardware:
Revenue	$4,237	$3,343
Cost of revenue(1)	(8,656)	(8,978)
Gross profit(1)	$(4,419)	$(5,635)
Gross margin	(104)%	(169)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform and the growth of the market for SMB communications and engagement. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, professional events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we have introduced multi-office functionality to our platform to allow us to better service organizations with multiple locations. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them. As of December 31, 2022, we had more than 27,000 customers in the United States and Canada, spanning organizations across our end markets, and 25,000 customer locations under subscription.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases, and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have added additional add-on products in recent years, such as Weave Payments, which we are increasingly successful at cross-selling to our customer base. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 74% and 73% for the years ended December 31, 2022 and 2021.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. Our ability to cohesively deliver a deep product suite with as little friction as possible to customers is a key determinant of winning new customers. In short, our ability to add new SMB customers is dependent on the features and functionality we add to our platform for small businesses, particularly in our core specialty healthcare verticals. The depth of our platform’s functionality is dependent upon both our internally-developed technology and our platform partnerships and integrations. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to SMBs in a timely manner.
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for communications and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals. Entering a new industry vertical includes establishing key partnerships as well as identifying, evaluating, developing and launching a platform solution with vertical-specific functionality that is integrated with the primary systems of record in that vertical. We started in dental and have since successfully expanded to optometry and veterinary, among other areas. In the near term, while we intend to continue to grow within our core vertical markets, we are focused on additional expansion opportunities. We believe expansion into adjacent markets diversifies our end-market exposure and creates a flywheel effect.
Key Business Metrics
In addition to our financial information that is presented in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	December 31,
	2022	2021
Number of locations (at period end)	27,193	23,831
Dollar-based net retention rate	99%	103%
Dollar-based gross retention rate	94%	94%
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
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation expense. Therefore, adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs that will continue for the foreseeable future. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Free Cash Flow and Free Cash Flow Margin

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Revenue	$142,117	$115,871

Net cash used in operating activities	$(12,766)	$(20,373)
Less: Purchase of property and equipment	(1,895)	(7,376)
Less: Capitalized internal-use software	(1,232)	(2,433)
Free cash flow	$(15,893)	$(30,182)
Net cash used in investing activities	$(54,026)	$(9,809)
Net cash provided by (used in) financing activities	$(7,207)	$110,480
Net cash used in operating activities as a percentage of revenue	(9)%	(18)%
Free cash flow margin	(11)%	(26)%

Adjusted EBITDA

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Net loss	$(49,738)	$(51,690)
Interest on outstanding debt	1,441	1,184
Tax expense (benefit)	104	60
Depreciation(1)	2,609	2,269
Amortization(2)	1,140	815
Stock-based compensation	18,752	14,091
Adjusted EBITDA	$(25,692)	$(33,271)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware.
(2)    Represents amortization of capitalized internal-use software costs.

Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month-to-month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of December 31, 2022 and 2021, approximately 41% of customer locations elected annual prepayments. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred. Recurring revenue on subscriptions and hardware, excluding Weave Payments, accounted for 95% and 94% of total revenue for the years ended December 31, 2022 and 2021, respectively.
In addition, we provide payment processing services and receive a revenue share from a third-party payment facilitator on transactions between our customers that utilize our payments platform and their end consumers. These payment transactions are generally for services rendered at customers’ business location via credit card terminals or through several card-not-present modalities, including “Text-to-Pay” functionality. As we act as an agent in these arrangements, revenue from payments services is recorded net of transaction processing fees and is recognized when the payment transactions occur.
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

Cost of Revenue
Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs, amortization of finance lease right-of-use assets on phone hardware provided to customers, fees to application providers, voice connectivity and messaging fees and amortization of internal-use software development costs. Indirect costs included in costs of revenue include fees paid to third-party independent contractors as part of the Installation Program and personnel-related expenses, such as salaries, benefits, bonuses and stock-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense.

As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that the dollar amount of our cost of revenue will continue to increase. However, our cost of revenue has been and will continue to be affected by a number of factors including increased regulatory fees on texting and phone calls, the number and aging of phones provided to customers, our stock-based compensation expense, and the timing of the amortization of internal-use software development costs, which could cause it to fluctuate as a percentage of revenue in future periods.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit which is determined to be three years. Marketing expenses consist of lead generating and other advertising activities, such as our Business Growth Summit and the costs of traveling to and attending trade shows.
We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As and to the extent in-person events and conferences continue to return to pre-pandemic levels of activity, we expect that our marketing expenses will increase compared to 2022. As a percentage of revenue, we anticipate sales and marketing expenses to decrease in 2023 as compared to 2022, and we expect these expenses to decrease as a percentage of revenue over time.
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
We expect that our research and development expenses will increase as our business grows, particularly as we incur additional costs related to continued investments in our platform and products. However, we expect that our research and development expenses will remain fairly consistent or slightly decrease as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized and the amount capitalized may fluctuate significantly from period to period.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities and administrative personnel, including salaries, benefits, bonuses and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance and other corporate expenses.
We have incurred and will continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the NYSE, and increased expenses for insurance, investor relations and fees for professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
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
Other Income (Expense), Net
Other income consists primarily of interest income earned on our cash and cash equivalents and short term investments.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$142,117	$115,871
Cost of revenue(1)	53,276	49,372
Gross profit	88,841	66,499

Operating expenses:
Sales and marketing(1)	65,378	58,244
Research and development(1)	30,714	27,009
General and administrative(1)	42,453	31,637
Total operating expenses	138,545	116,890
Loss from operations	(49,704)	(50,391)

Other income (expense):
Interest expense	(1,441)	(1,184)
Other income (expense), net	1,511	(55)
Loss before income taxes	(49,634)	(51,630)
Provision for income taxes	(104)	(60)
Net loss	$(49,738)	$(51,690)

______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$723	$526
Sales and marketing	3,436	1,962
Research and development	4,576	3,545
General and administrative	10,017	8,058
Total stock-based compensation	$18,752	$14,091
Stock-based compensation expense for the years ended December 31, 2022 and 2021 included zero and $3.4 million, respectively, of compensation expense related to amounts paid in excess of the estimated fair value of the common stock in secondary sales of common stock. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2022	2021
	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	37	43
Gross profit	63	57

Operating expenses:
Sales and marketing	46	50
Research and development	22	23
General and administrative	30	27
Total operating expenses	97	101
Loss from operations	(35)	(43)

Other income (expense):
Interest expense	(1)	(1)
Other income (expense), net	1	—
Loss before income taxes	(35)	(45)
Provision for income taxes	—	—
Net loss	(35)%	(45)%
Comparison of the Years Ended December 31, 2022 and December 31, 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Revenue	$142,117	$115,871	$26,246	23%
Revenue increased by $26.2 million or 23% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Of the total increase, approximately $15.0 million, or 57%, was attributable to new customer locations acquired during the year ended December 31, 2022, and $11.2 million, or 43%, was attributable to existing customer locations under subscription as of December 31, 2021. Customer locations totaled 27,193 and 23,831 as of December 31, 2022 and 2021, respectively.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$53,276	$49,372	$3,904	8%
Gross margin	63%	57%
The increase in cost of revenue was due primarily to an increase of $3.6 million in personnel-related costs, particularly related to merit increases and new hires, and a $1.7 million increase in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers. We also saw a $0.5 million increase in allocated overhead costs and a $0.5 million increase in dues and subscription costs. These increases were partially offset by a $2.5 million decrease in fees paid to third-party independent contractors resulting from the phase out of the Installation Program.
Our gross margin improvement is derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, and from reductions in third-party costs incurred for specific platform features and overall data usage as part of our cost management efforts.
Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$65,378	$58,244	$7,134	12%
The increase in sales and marketing expenses was primarily attributable to an increase of $7.0 million in personnel-related expenses driven largely by compensation adjustments, including increases to salaries, sales commissions, and stock-based compensation.
Research and Development

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Research and development	$30,714	$27,009	$3,705	14%
The increase in research and development expenses was due primarily to an increase of $2.5 million in personnel-related costs largely from stock-based compensation and other salary adjustments, and a $0.4 million increase in allocated overhead as a result of increased overall costs to support the growth of our business and related infrastructure. In addition, capitalized internal-use software costs decreased by $0.9 million in 2022 compared to 2021.
General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
General and administrative	$42,453	$31,637	$10,816	34%
The increase in general and administrative expenses was primarily due to a $4.3 million increase in personnel related expenses, including a $2.4 million increase in payroll costs from salary adjustments and bonuses, and a $2.0 million increase in stock-based compensation. As a result of our becoming a public company, we saw a $2.3 million increase in professional fees, largely due to increased legal, accounting and other professional services costs, and a $2.3 million increase in insurance expense resulting from our director and officer liability insurance premiums. Additionally, dues and subscription expenses increased by $1.0 million, bad debt expense increased by $0.5 million, and $0.3 million increase in miscellaneous licenses, taxes and fees.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Interest expense	$(1,441)	$(1,184)
Other income (expense), net	$1,511	$(55)
Other income (expense), net	$70	$(1,239)	$1,309	(106)%
The increase is interest expense is due to additional phone hardware finance lease agreements.
The increase in other income is due to additional earnings generated on capital raised in our initial public offering, which was invested in market securities and other short-term investments, and to a lesser extent a rise in average interested rates over the period.
Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$(104)	$(60)	$(44)	73%
Provision for income taxes increased by an immaterial amount due to increases in operations and other expenses in our foreign jurisdictions. We expect income tax expense to increase in conjunction with growth in our international subsidiaries in the long term.
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

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(12,766)	$(20,373)
Net cash used in investing activities	$(54,026)	$(9,809)
Net cash provided by (used in) financing activities	$(7,207)	$110,480
Free cash flow	$(15,893)	$(30,182)
Net cash used in operating activities as a percentage of revenue	(9)%	(18)%
Free cash flow margin	(11)%	(26)%
Net loss	$(49,738)	$(51,690)
Adjusted EBITDA	$(25,692)	$(33,271)
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
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, provision for income taxes, depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item. We believe that adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds of issuances of equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $231.6 million as of December 31, 2022 and negative cash flows from operating activities for the 2022, 2021, and 2020 fiscal years. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of December 31, 2022, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $62.0 million, as well as $51.3 million in other short-term investments comprised primarily of treasury and commercial paper instruments. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., providing all depositors access to their money beginning on March 13, 2023. As of March 15, 2023, our cash held in deposit accounts at Silicon Valley Bridge Bank, N.A., represented less than 1% of our cash and cash equivalents and short-term investments, which is considered to be immaterial to our liquidity.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $34.1 million of deferred revenue recorded as a current liability as of December 31, 2022. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(12,766)	$(20,373)
Net cash used in investing activities	(54,026)	(9,809)
Net cash provided by (used in) financing activities	(7,207)	110,480
Operating Activities
For the year ended December 31, 2022, cash used in operating activities was $12.8 million, primarily consisting of our net loss of $49.7 million adjusted for non-cash charges of $46.8 million, and net cash outflows of $9.9 million provided by changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $12.3 million increase in deferred contract costs, comprised primarily of sales commissions earned on new sales, a $2.5 million decrease in operating lease liabilities from payments made, an increase in prepaid expenses and other assets of $0.1 million, an increase to accounts receivable of $1.0 million, and an increase of $0.3 million to accounts payable. These amounts were partially offset by a $4.6 million increase in deferred revenue due to our prepay arrangements with our customers, and a $1.8 million increase in accrued liabilities
For the year ended December 31, 2021, cash used in operating activities was $20.4 million, primarily consisting of our net loss of $51.7 million adjusted for non-cash charges of $36.0 million, and net cash outflows of $4.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $12.8 million increase in deferred contract costs, comprised primarily of sales commissions earned on new sales; and an increase in prepaid expenses of $4.1 million. These amounts were partially offset by a $6.6 million increase in deferred revenue due to our prepay arrangements with our customers, an increase in accounts payable and accrued liabilities of $2.1 million, and an increase in deferred rent of $4.3 million.
Investing Activities
Cash used in investing activities for the year ended December 31, 2022 was $54.0 million, primarily due to $50.9 million in purchases of short-term investments. Additionally, we purchased $1.9 million in furniture, equipment and leasehold improvements, and capitalized $1.2 million of personnel-related costs as internal-use software development.
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
Financing Activities
Cash used in financing activities for the year ended December 31, 2022 was $7.2 million, primarily due to $8.7 million from principal payments made on finance lease obligations. We also paid $0.7 million in offering costs related to our initial public offering in November 2021. These cash outflows were partially offset by $1.3 million in proceeds received from employee stock option exercises, and proceeds of $0.9 million received from our employee stock purchase plan.
Cash provided by financing activities for the year ended December 31, 2021 was $110.5 million, primarily due to cash proceeds from our initial public offering, which resulted in $111.6 million proceeds to the Company, net of underwriter commissions and paid offering costs. We also received $4.2 million from employee stock option exercises and net proceeds from our line of credit of $6.0 million. These cash inflows were partially offset by principal payments on finance lease obligations of $7.9 million.
Critical Accounting Estimates
Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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
Deferred Contract Costs
Deferred contract costs are incremental costs that are associated with acquiring and fulfilling customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to independent third-parties. The costs incurred upon the execution of the contracts are primarily deferred and amortized over an expected benefit period, which we estimate to be three years. Significant judgment is used to determine the expected benefit period by taking into consideration the Company’s technology life cycle and an estimated customer relationship period, including expected contract renewals. There have been no changes to this estimated period of benefit during the reporting period.
Stock-Based Compensation
We issue stock options and restricted stock units (‘RSUs”) to employees, consultants, and directors, and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees based on their estimated fair value on the date of the grant. For stock options and ESPP, the fair value is estimated using the Black-Scholes option-pricing model, and stock-based compensation is recognized in the consolidated statements of operations using the straight-line attribution method. The fair value of RSUs is based on the closing market price of our common stock on the date of the grant. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
Prior to our initial public offering, the fair value of our common stock on the date of the grant was determined based on independent third-party valuations as there was no public market. Our first RSU grants were made effective November 12, 2021 in connection with the IPO and, as such, prior to the IPO we had not recognized stock-based compensation on RSUs.
Changes in the assumptions, which are subjective and generally require significant analysis and judgment to develop, can materially affect the valuation of our equity awards and impact how much stock-based compensation expense is recognized.
Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. We evaluate the likelihood of any future benefit of deferred tax assets and, based on that evaluation, record a valuation allowance if we determine that a portion of that benefit will not be realized. Our valuation allowance is based on management’s judgement and estimates of future business performance and taxes to be paid. Actual results could differ and may materially impact our financial statements in future periods.
Contractual Obligations and Commitments
Refer to the notes to our consolidated financial statements within Part II, Item 8 of this Annual Report on Form 10-K for more details on contractual obligations.
Our principal commitments consist of obligations under the Silicon Valley Bank Credit Facility (discussed below and within Note 11), operating leases for office space (Note 7), finance leases for phone equipment for our solution (Note 7), as well as non-cancellable purchase commitments (Note 10).
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2022.
Silicon Valley Bank Credit Facility
As of December 31, 2020 and through August 2021, we carried a $4 million note payable, which bears interest at the greater of prime rate plus 0.75% and 5.50%. The note payable required interest-only payments through September 2021, followed by 36 monthly principal payments of $111,111 plus interest. Along with the note payable, SVB provided us with a $10 million revolving line of credit, bearing interest at the greater of prime rate plus 0.5% and 5.25%. As of December 31, 2020 and through August 2021, we had not taken any advances on the line of credit and the full $10 million was available for borrowing.
In August 2021, we amended our agreement with SVB to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. As part of our agreement with SVB, the $4.0 million note payable was converted to a deemed advance on the line of credit and was deemed a debt modification. In connection with this transaction, we drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. We have made no additional draws or repayments on the line of credit since the finalization of our agreement with SVB. We are required to pay an annual fee of $0.13 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. This amended agreement includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. As of December 31, 2022, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., which has announced that it will be fully honoring existing credit facilities.
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
Recently Adopted Accounting Pronouncements
See the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “—Accounting Pronouncements Pending Adoption” in Note 2 to our consolidated financial statements for more information.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our cash and cash equivalents consist of cash on deposit and highly liquid money market securities. Our short-term investments consist of government debt securities and commercial paper. Because our cash equivalents and short-term investments have shorter maturities, our portfolio’s fair value is relatively insensitive to interest rate changes. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of December 31, 2022, we had a $10.0 million outstanding balance on our credit facility with an interest rate of the greater of Prime Rate plus 0.25% or 3.50%. Increases in Prime Rate would increase the interest rate on these borrowings.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weave Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weave Communications, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 16, 2023

We have served as the Company’s auditor since 2016.

WEAVE COMMUNICATIONS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$61,997	$135,996
Short-term investments	51,340	—
Accounts receivable	3,296	3,059
Deferred contract costs, net	9,881	8,931
Prepaid expenses and other current assets	6,374	6,461
Total current assets	132,888	154,447
Non-current assets:
Property and equipment, net	10,773	24,502
Operating lease right-of-use assets	45,110	—
Finance lease right-of-use assets	10,589	—
Deferred contract costs, net, less current portion	8,146	7,873
Other non-current assets	843	663
TOTAL ASSETS	$208,349	$187,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,793	$4,061
Accrued liabilities	13,636	12,250
Deferred revenue	34,136	29,511
Current portion of operating lease liabilities	3,662	—
Current portion of finance lease liabilities	6,992	8,485
Current portion of long-term debt	10,000	—
Total current liabilities	72,219	54,307
Non-current liabilities:
Deferred rent	—	4,319
Operating lease liabilities, less current portion	46,914	—
Finance lease liabilities, less current portion	5,997	6,558
Long-term debt	—	10,000
Total liabilities	125,130	75,184
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 65,739,053 and 64,324,628 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	314,884	294,230
Accumulated deficit	(231,636)	(181,898)
Accumulated other comprehensive loss	(29)	(31)
Total stockholders' equity	83,219	112,301
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$208,349	$187,485
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$142,117	$115,871	$79,896
Cost of revenue	53,276	49,372	34,449
Gross profit	88,841	66,499	45,447
Operating expenses:
Sales and marketing	65,378	58,244	39,258
Research and development	30,714	27,009	19,967
General and administrative	42,453	31,637	25,793
Total operating expenses	138,545	116,890	85,018
Loss from operations	(49,704)	(50,391)	(39,571)
Other income (expense):
Interest expense	(1,441)	(1,184)	(1,097)
Other income (expense), net	1,511	(55)	247
Loss before income taxes	(49,634)	(51,630)	(40,421)
Provision for income taxes	(104)	(60)	—
Net loss	$(49,738)	$(51,690)	$(40,421)
Less: cumulative dividends on redeemable convertible preferred stock	—	(1,961)	(2,124)
Net loss attributable to common stockholders	$(49,738)	$(53,651)	$(42,545)
Net loss per share attributable to common stockholders - basic and diluted	$(0.76)	$(2.60)	$(3.75)
Weighted-average common shares outstanding - basic and diluted	65,083,198	20,636,583	11,355,385
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(49,738)	$(51,690)	$(40,421)
Other comprehensive loss
Change in foreign currency translation, net of tax	(10)	(33)	2
Net unrealized gains on short-term investments, net of tax	12	—	—
Total comprehensive loss	$(49,736)	$(51,723)	$(40,419)
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

							Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
BALANCE - December 31, 2019	43,836,109	$151,938	10,816,231	$—	$3,797	$(89,787)	$—	$(85,990)
Issuance of common shares	—	—	1,066,055	—	851	—	—	851
Stock-based compensation	—	—	—	—	11,613	—	—	11,613
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(40,421)	—	(40,421)
BALANCE - December 31, 2020	43,836,109	$151,938	11,882,286	$—	$16,261	$(130,208)	$2	$(113,945)

Issuance of common shares from stock option exercises	—	—	3,501,964	—	4,166	—	—	4,166
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(43,836,109)	(151,938)	43,836,109	—	151,938	—	—	151,938
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	5,000,000	—	111,600	—	—	111,600
Offering costs	—	—	—	—	(3,826)	—	—	(3,826)
Cashless exercise of common stock warrants	—	—	104,269	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,091	—	—	14,091
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(33)	(33)
Net loss	—	—	—	—	—	(51,690)	—	(51,690)
BALANCE - December 31, 2021	—	$—	64,324,628	$—	$294,230	$(181,898)	$(31)	$112,301

Issuance of common shares from stock option exercises	—	—	1,069,935	—	1,315	—	—	1,315
Issuance of common shares from the employee stock purchase plan	—	—	165,347	—	858	—	—	858
Offering costs	—	—	—	—	(271)	—	—	(271)
Vesting of restricted stock units	—	—	179,143	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,752	—	—	18,752
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(10)	(10)
Net unrealized gain on investments	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	(49,738)	—	(49,738)
BALANCE - December 31, 2022	—	$—	65,739,053	$—	$314,884	$(231,636)	$(29)	$83,219
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,738)	$(51,690)	$(40,421)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,964	12,140	9,425
Amortization of operating right-of-use assets	3,681	—	—
Provision for losses on accounts receivable	729	355	287
Amortization of deferred contract costs	11,120	9,410	6,862
Loss on disposal of assets	4	—	—
Stock-based compensation	18,752	14,091	11,613
Net accretion of discounts on short-term investments	(413)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(966)	(870)	(567)
Deferred contract costs	(12,343)	(12,828)	(9,670)
Prepaid expenses and other assets	(93)	(4,073)	(727)
Accounts payable	(330)	583	302
Accrued liabilities	1,786	1,564	792
Operating lease liabilities	(2,534)	—	—
Deferred revenue	4,615	6,627	6,738
Deferred rent	—	4,318	(152)
Net cash used in operating activities	(12,766)	(20,373)	(15,518)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(50,915)	—	—
Proceeds from sale of assets	16	—	—
Purchases of property and equipment	(1,895)	(7,376)	(2,759)
Capitalized internal-use software costs	(1,232)	(2,433)	(1,100)
Net cash used in investing activities	(54,026)	(9,809)	(3,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance on line of credit	—	6,000	—
Principal payments on finance leases	(8,709)	(7,860)	(6,001)
Proceeds from stock option exercises	1,315	4,166	851
Proceeds from initial public offering, net of underwriting discounts	—	111,600	—
Paid offering costs	(671)	(3,426)	—
Proceeds from the employee stock purchase plan	858	—	—
Net cash provided by (used in) financing activities	(7,207)	110,480	(5,150)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,999)	80,298	(24,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,996	55,698	80,225
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,997	$135,996	$55,698
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,441	$1,184	$1,078
Cash paid during the period for income taxes	$104	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$13	$78	$130
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$6,655	$8,461	$8,733
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$309	$—	$—
Accrued unpaid offering costs	$—	$400	$—
Unrealized gain on short-term investments	$12	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Description of the Business
Description of the Business
Weave Communications, Inc. (the “Company”) sells subscriptions for its integrated communications platform, which combines software, communication and analysis tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
Initial Public Offering
On November 15, 2021, we completed our IPO for the sale of 5,000,000 shares of our common stock, $0.00001 par value per share at an offering price of $24.00 per share. We received aggregate proceeds of $107.5 million from our IPO after deducting underwriting discounts, commissions, and offering costs.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, recoverability of long-lived assets, fair value of issued warrants, fair value of stock-based compensation, amortization period of deferred contract costs, and useful lives for depreciable assets.
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021 the Company did not have any restricted cash.

Liquidity and Capital Resources
The Company has incurred losses and generated negative cash flows from operations since inception. As of December 31, 2022 the Company had an accumulated deficit of $231.6 million. The Company has partially funded its operations through cash flows generated by sales of its product offerings, and as of December 31, 2022 the Company had completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering, which generated an additional net proceeds of $107.5 million. As of December 31, 2022 the Company had outstanding borrowings under its revolving line of credit of $10.0 million.
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. The FDIC and Silicon Valley Bridge Bank, N.A. have announced that customers have full access to deposit accounts and credit facilities beginning on March 13, 2023. As of March 15, 2023, our cash held in deposit accounts at Silicon Valley Bridge Bank, N.A. represented less than 1% of our cash and cash equivalents and short-term investments, which is considered to be immaterial to our liquidity.
The Company believes its existing cash, cash equivalents, and cash flows provided by sales of product offerings and proceeds from the initial public offering will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the December 31, 2022 consolidated financial statements. As a result of the Company’s growth plans, losses and negative cash flows from operations may continue in the foreseeable future.
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
Revenues and expenses of the Company’s foreign subsidiaries are translated from the applicable functional currency to the U.S. dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the period-end exchange rates. Resulting gains or losses from translating foreign currency are included in accumulated other comprehensive income (loss).
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as current assets on its consolidated balance sheets. These securities are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss). The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is more likely than not that the Company will sell the securities before the recovery of their cost basis. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in other income (expense), net, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Realized gains and losses for the year ended December 31, 2022 were not material.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amounts when an unconditional right to cash exists. Accounts receivable do not bear interest. Accounts outstanding longer than the contractual payment terms are considered past due. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when cash is received. The Company specifically identified and wrote off uncollectible accounts of $0.7 million, $0.4 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As the receivables outstanding as of December 31, 2022 and 2021 mostly comprised credit card billings and there were no specifically identified receivables deemed to have significant collection risk in addition to those already written off to bad debt, the Company did not record an allowance for doubtful accounts as of December 31, 2022 and 2021.
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
Offering Costs
Offering costs, which consisted of direct incremental legal, consulting, accounting, and other fees relating to the anticipated sale of the Company’s common stock in the IPO, were initially capitalized and recorded as deferred offering costs in other non-current assets on the consolidated balance sheets. Upon the completion of our IPO in November 2021, these deferred offering costs were reclassified into stockholders’ equity (deficit) as a reduction from the proceeds of the offering. There were no deferred offering costs as of December 31, 2022 or 2021.
Leases
On January 1, 2022, the Company adopted Topic 842 using the modified retrospective method. See Accounting Pronouncements Adopted for details and impact of adopted lease accounting policy.
Prior to the adoption of Topic 842, the Company's leases were classified as either operating or capital leases. Capital lease liabilities were stated separately on the consolidated balance sheets and capital lease assets were included in property, plant and equipment, net on the consolidated balance sheets. Operating leases were not recognized in the balance sheet. Capital lease balances are presented on the same lines as finance lease balances for comparative prior periods in the consolidated financial statements.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the estimated undiscounted future cash flows expected to be generated by the asset and the fair value of long-lived assets for impairment purposes. No events or changes in circumstances were identified and no impairment has been recognized for the years ended December 31, 2022, 2021, and 2020.
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded advertising expense of $5.5 million, $6.8 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020 respectively. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations.
Research and Development
Research and development expenses include software development costs that are not eligible for capitalization and support the Company’s efforts to ensure the reliability, availability and scalability of the Company’s solutions. The Company’s cloud platform is software-driven, and its research and development teams employ software engineers in the continuous testing, certification and support of the Company’s solutions. Accordingly, the majority of the Company’s research and development expenses result from employee-related costs, including salaries, bonuses, benefits and costs associated with technology tools used by the Company’s engineers.
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
Sales Commissions
Sales commissions for all sales personnel are deferred and amortized on a straight-line basis over the period of consumer benefit, which has been determined to be three years. See Deferred Contract Costs below for more detail on the period of benefit.
Stock-Based Compensation
Stock-based compensation expense resulting from stock options is measured at the grant date fair value of the award and is calculated using the Black-Scholes option pricing model. This compensation expense is recognized using the straight-line attribution method over the requisite service period. The Company accounts for forfeitures as they occur. See Note 12 for further detail on the judgements and assumptions used to calculate stock-based compensation.
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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, the Company’s cash balances may exceed the amount insured by the Federal Deposit Insurance Corporation. As of March 15, 2023 the Company held less than $1.0 million cash in deposit accounts at Silicon Valley Bridge Bank, N.A.; the Company maintains a majority of its cash, cash equivalents, and short-term investments with other financial institutions. The Company does not anticipate nonperformance by those institutions.
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the years ended December 31, 2022, 2021, and 2020. To date, the Company has not experienced material losses related to non-payment by customers.
Geographic Information
Other than the United States, no individual country exceeded 10% of total revenues for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022 and 2021, substantially all of the Company’s property and equipment was located in the United States.
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
The Company recognizes revenue as follows:
Subscriptions revenue (software and phone service) is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements generally have contractual terms of month-to-month. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the services over the contractual period. The Company transfers control of services evenly over the contractual period. Accordingly, the consideration related to subscriptions is recognized over time on a straight-line basis over the contract term beginning on the date the Company’s service is made available to the customer.
The Company also provides payment processing/collection services and receives a revenue share from a third-party payment facilitator on transactions between Weave customers that utilize the Weave payments platform, and their end consumers. These payment transactions are generally for services rendered at customers’ business location via credit card terminals or through several card-not-present modalities, including “text-to-pay” functionality. As the Company acts as an agent in these arrangements, revenue from payments services is recorded net of transaction processing fees and revenue is recognized as the performance obligation is performed each time transactions are processed.
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
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of December 31, 2022, approximately $1.0 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for this $1.0 million does not begin until January 2023, this amount is not recorded in deferred revenue as of December 31, 2022. The Company expects to recognize revenue on these remaining performance obligations over the next 7 months.
In addition to providing VoIP phone and software services, the Company provides phone hardware to its customers as part of the subscription. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in ASC 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. For the years ended December 31, 2022, 2021, and 2020 the Company recorded $4.2 million, $3.3 million and $2.6 million, respectively, in lease revenues associated with the phone hardware.
As a lessor, future minimum lease payments may vary due to customer agreements being month-to-month and the fact that subscription payments are allocated based on the fair value of all services provided to the customer. With phones being deployed to customers for their useful life, residual value does not accrue to the benefit of the Company. Phones that are returned are refurbished and placed into service.
Deferred Contract Costs
In accordance with ASC-340, the Company capitalizes incremental costs of obtaining and fulfilling a contract provided the Company expects to recover those costs. The capitalized amounts mainly consist of sales commissions paid to the Company’s direct sales force. Capitalized costs also include:
•Commissions to sales management for achieving incremental sales quota;
•The associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees;
•One time commissions paid to partners; and
•One time registration fees assessed by mobile carriers.

These costs are recorded as deferred contract costs on the consolidated balance sheet. Amortization of deferred contract costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense. Deferred contract costs related to one time commissions paid to partners are included in cost of revenue. Deferred contract fulfillment costs related to one-time registration fees paid to mobile carriers are included in cost of revenue. These expenses are amortized on a straight-line basis over the average period of consumer benefit, three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
Monthly commensurate revenue share fees paid to partners are expensed as incurred as their estimated period of benefit does not extend beyond 12 months and therefore fall under the practical expedient which allows these costs to be expensed as incurred.
Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. For all leases with a term greater than twelve months, the new standard also requires lessees to recognize a right-of-use (“ROU”) asset and a corresponding lease liability on their consolidated balance sheets. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or they may record the amount in the year in which the ASU is adopted. The accounting applied by a lessor is largely unchanged from that applied under previous Topic 840. For example, the vast majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term.
On January 1, 2022, the Company adopted Topic 842 using the modified retrospective approach with the effective date as of the date of initial application. Prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance under ASC Topic 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. In addition, the Company elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. The Company performed evaluations of its contracts to ensure compliance with the new guidance of Topic 842. Upon adoption, the Company recognized cumulative operating lease liabilities of $52.8 million offset by a write off in deferred rent of $4.3 million and operating right-of-use assets of $48.5 million. Capital lease obligations of $15.0 million existing as of December 31, 2021 were renamed finance lease liabilities, and the related $12.4 million in assets that were reported within property and equipment, net, as of December 31, 2021 were reclassified as finance right-of-use assets as of the adoption date.
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
Contract Balances
For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $29.5 million, $22.9 million and $16.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.
Deferred Contract Costs
The following table summarizes the activity of deferred contract costs (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$16,804	$13,386	$10,578
Capitalization of contract costs	12,343	12,828	9,670
Amortization of deferred contract costs	(11,120)	(9,410)	(6,862)
Ending balance	$18,027	$16,804	$13,386
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
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Subscription and payment processing	$136,592	$108,841	$74,182
Onboarding	1,288	3,687	3,095
Hardware (embedded lease)	4,237	3,343	2,619
Total revenue	$142,117	$115,871	$79,896
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,213	$—	$—	$41,213
Commercial paper	—	8,980	—	8,980
Short-term investments
US government and agency securities	24,944	11,663	—	36,607
Commercial paper	—	14,733	—	14,733
Total	$66,157	$35,376	$—	$101,533
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$118,962	$—	$—	$118,962
Total	$118,962	$—	$—	$118,962
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended December 31, 2022 or 2021.
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,595	$18	$(6)	$36,607
Commercial paper	14,733	—	—	14,733
Total	$51,328	$18	$(6)	$51,340
The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,804	$—	$—	$11,804
Cash equivalents
Money market funds	41,213	—	—	41,213
Commercial paper	8,980	—	—	8,980
Total	$61,997	$—	$—	$61,997
As of December 31, 2022, the weighted-average remaining contractual maturities of available for sale securities was approximately 3 months
No available for sale securities held as of December 31, 2022 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2022, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more-likely-than-not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year from the balance sheet date.
For the year ended December 31, 2022, both unrealized holding gains and losses are immaterial and the resulting net unrealized holding gain has been included in accumulated other comprehensive income. For the years ended December 31, 2021 and 2020, there were no unrealized holding gains or losses recorded in accumulated other comprehensive income.
As of December 31, 2022 and 2021 the fair value of debt was $10.4 million and $10.6 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Office equipment	$5,146	$4,729
Office furniture	5,763	5,588
Leasehold improvements	2,615	2,496
Fixed assets not placed in service	318	118
Capitalized internal-use software	4,828	3,533
Phone hardware	—	26,034
Payment terminals	2,389	1,581
Property and equipment, gross	21,059	44,079
Less accumulated depreciation and amortization	(10,286)	(19,577)
Property and equipment, net	$10,773	$24,502
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $13.0 million, $12.1 million, and $9.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Of this expense, $9.0 million, $9.1 million and $7.3 million was related to phone hardware finance ROU assets (see also Note 7) and data center equipment, and has been included in cost of revenue in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. Note that these finance ROU assets were reported as “phone hardware” prior to January 1, 2022. Capitalized internal-use software amortization expense was $1.0 million, $0.8 million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and has been included in the cost of revenue in the consolidated statements of operations. Capitalized software implementation amortization expense was $0.2 million, $0.2 million, and zero for the years ended December 31, 2022, 2021 and 2020, respectively, and has been included in operating expense in the consolidated statements of operations. The net carrying value of capitalized internal-use software was $2.4 million and $2.3 million as of December 31, 2022 and 2021, respectively.
6.Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Payroll-related accruals	$8,747	$8,434
Sales and telecom taxes	2,811	1,508
Employee stock purchase plan liability	570	256
Third-party commissions	456	440
Other	1,052	1,612
Total	$13,636	$12,250
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
Lease expense and other information consisted of the following for the year ended December 31, 2022 (in thousands, except terms and rates):

Year Ended December 31, 2022
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$8,486
Interest on lease liabilities	923
Operating lease expense	5,671
Short-term lease expense	27
Total lease expense	$15,107

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$923
Financing cash outflow from finance leases	$8,709
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$6,655
Operating leases:
Operating cash outflow from operating leases	$4,556
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$309

Other information
Finance leases:
Weighted-average remaining lease term (years)	1.7
Weighted-average discount rate	8.2%
Operating leases:
Weighted-average remaining lease term (years)	10.0
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from November 2023 to January 2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of December 31, 2022. The rates implicit in the Company’s operating leases are not readily determinable. Thus, the Company uses its incremental borrowing rate to calculate the present value of the lease liabilities. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $5.6 million, $5.3 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Note that rent expense amounts for periods prior to 2022 are reported under ASC 840.

Future maturities of remaining lease payments included in the measurement of operating lease as of December 31, 2022 are as follows (in thousands):

Years ending December 31,
2023	$5,545
2024	5,562
2025	5,701
2026	5,843
2027	5,989
Thereafter	32,833
Total	61,473
Less: imputed interest	(10,897)
Present value of operating lease obligations	$50,576
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the years ended December 31, 2022, 2021, and 2020, the Company recorded lease revenues associated with phone hardware of $4.1 million, $3.3 million, and $2.6 million, respectively.
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of December 31, 2022 the Company had 102 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $72 to $21,975 and have maturity dates ranging from January 2023 to December 2025. As of December 31, 2022, the gross value of phone hardware acquired under these capital leases approximated $22.5 million. Amortization expense on finance-leased phone hardware was $8.5 million, $8.6 million, and $7.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of December 31, 2022 were as follows (in thousands):

Years ending December 31,
2023	$7,776
2024	4,442
2025	2,032
2026	—
2027	—
Thereafter	—
Total	14,250
Less amounts representing interest	(1,261)
Present value of finance lease obligations	$12,989
8.Income Taxes
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	$—	$22	$—
Foreign	$130	$43	$—
Deferred
Federal	$—	$—	$—
State	$—	$—	$—
Foreign	$(26)	$(5)	$—
Total	$104	$60	$—
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(49,551)	$(51,777)	$(40,278)
Foreign	(83)	147	(143)
Total	$(49,634)	$(51,630)	$(40,421)
The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	1.02	2.64	(0.74)
Stock compensation	(4.07)	3.51	(3.49)
Change in valuation allowance	(17.94)	(27.21)	(16.34)
Other	(0.03)	(0.06)	(0.43)
Effective tax rate	(0.02)%	(0.12)%	—%

The components of deferred tax assets and (liabilities) were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$42,181	$41,167
Sales and use tax reserves	195	195
Stock compensation	3,449	1,808
Compensation related accruals	933	846
Interest expense limitations	487	527
Leases	1,421	1,123
Other	55	55
Fixed assets	736	475
Capitalized research expenses	5,411	—
Valuation allowance	(48,723)	(40,101)
Total deferred tax assets - net	6,145	6,095
Deferred tax liabilities:
State taxes	(1,267)	(1,193)
Intangible assets	(342)	(528)
Deferred contract costs	(4,512)	(4,369)
Total deferred tax liabilities	(6,121)	(6,090)
Net deferred taxes assets	$24	$5
Activity of the deferred tax asset valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of the year	$40,101	$26,052	$20,537
Charged to costs and expense	8,622	14,049	5,515
Balance at end of the year	$48,723	$40,101	$26,052
The Company evaluates its ability to realize net deferred tax assets by considering all available positive and negative evidence including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. A full valuation allowance was maintained on domestic deferred tax assets as of December 31, 2022, primarily due to cumulative losses in recent years. Net deferred tax assets are included in the other non-current assets on the consolidated balance sheets.
As of December 31, 2022, U.S. Federal and State net operating loss (“NOL”) carry forwards are both approximately $179.2 million and $127.1 million. These NOLs have expiration dates starting in 2037 for U.S. Federal and 2032 for State jurisdictions. The U.S. federal NOL generated in 2018 and years forward, are not subject to a carryforward limitation and can be utilized at any time in the future. The total federal NOLs not subject to carryover limitation are $147.5 million. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
ASC 740-10, Accounting for Uncertainty in Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The Company determined it did not have any unrecognized tax benefits at December 31, 2022 or 2021. The Company accounts for interest expense and penalties for unrecognized tax benefits as a part of its income tax provision. The Company does not anticipate any significant changes in unrecognized tax benefits during the next 12 months.
The Company files income tax returns in the U.S. Federal jurisdiction and in various states. Additionally, the Company files income tax returns in the foreign jurisdictions in which it operates. The statute of limitations for the federal US income tax returns is still open for tax years 2019 forward. The statute of limitations for state income tax returns varies between three and four years in the state taxing jurisdictions where the Company files, and would still be open for tax years 2018 forward or 2017 depending on the jurisdiction. The statute of limitations in the foreign jurisdictions varies by foreign jurisdiction, however, the Company has open returns in the foreign jurisdictions beginning for tax year 2020.
On March 27, 2020, The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits deferral of payment of the employer’s portion of payroll taxes for up to two years. The Company has evaluated the impact of this payroll deferral and has included the impact of the deferral in the financial statements for the years ended December 31, 2022 and 2021.
9.Related Party Transactions
There were no related-party transactions during the years ended years ended December 31, 2022 2021, and 2020.
10.Commitments and Contingencies
Legal Matters
As of December 31, 2022 and through the issuance date of these consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
Other Purchase Commitments
In the ordinary course of business the Company has entered into certain non-cancelable contractual commitments related to third-party cloud infrastructure agreements and subscription arrangements. As of December 31, 2022 the commitments related to these services totaled $21.8 million.
Future minimum payments on these non-cancelable contractual commitments as of December 31, 2022, are as follows (in thousands):

Years ending December 31,
2023	$4,527
2024	3,368
2025	4,000
2026	4,650
2027	5,250
Thereafter	—
Total	$21,796
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of December 31, 2022.
11.Current and Long-Term Debt
Throughout 2020, the Company held a $4.0 million note payable and a revolving line of credit with Silicon Valley Bank. The note required interest only payments through September 2021, followed by 36 principal payments of $0.1 million plus interest (maturity in February 2024). The revolving line of credit had a maximum borrowing capacity of $10.0 million.
In August of 2021, the Company amended the agreement with SVB to increase the revolving line of credit from $10.0 million to $50.0 million. The total borrowing capacity is subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. As part of the agreement, the $4.0 million note payable was converted to a deemed advance on the line of credit and was deemed a debt modification. In connection with this transaction, the Company drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. The Company has made no additional draws or repayments on the line of credit since the finalization of the agreement. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. Under the terms of this amendment, the loan and security agreement requires that, at any time, if total unrestricted cash and cash equivalents held at SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that the Company meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. The Company was in compliance with all debt covenants as of the periods ended December 31, 2022 and December 31, 2021. The balance on the line of credit is due on August 4, 2023, and therefore, is reflected as a current liability on the balance sheet as of December 31, 2022.
The Company’s long-term debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Line of credit—current	10,000	—
Line of credit—non-current	—	10,000
Total	$10,000	$10,000
12.Stockholders’ Equity
Amendment and Restatement of Certificate of Incorporation
In connection with the IPO, the Company filed an amended and restated certificate of incorporation, which authorized a total of 500,000,000 shares of common stock, $0.00001 par value per share and 10,000,000 shares of preferred stock, par value $0.00001 per share.

Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plan, including expense from stock options and restricted stock units, and the employee stock purchase plan, as well as expenses related to secondary sales of shares of Company common stock, was classified as follows in the accompanying consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$723	$526	$282
Sales and marketing	3,436	1,962	544
Research and development	4,576	3,545	1,442
General and administrative	10,017	8,058	9,345
Total	$18,752	$14,091	$11,613
Equity Incentive Plan
During 2016, the Company adopted the 2015 Equity Incentive Plan (the “2015 EIP”) under which common stock options could be issued for employee awards and the Company began issuing stock options under this plan in 2016.
In November 2021 in connection with the initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” and, together with the 2015 EIP, the “EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. Upon adoption of the 2021 EIP, the 2015 EIP plan was terminated. All options issued and outstanding or available for issuance under the 2015 EIP were absorbed into the 2021 EIP. Along with the absorbed 2015 EIP options, the Company reserved an additional 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the Board, subject to a maximum amount. In the first quarter of 2022, the board reserved an additional 3.2 million common shares for future issuance under the 2021 EIP. These plans are collectively referred to herein as the “EIP”.
Stock-based compensation expense related to the EIP was $18.1 million, $10.6 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (ISOs). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 2,042,600 as of December 31, 2022.
Unrecognized stock-based compensation expense related to stock options as of December 31, 2022 and December 31, 2021 was $10.2 million and $34.5 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of December 31, 2022 and December 31, 2021 the weighted-average vesting periods approximated 1.49 years and 2.96 years, respectively.
The aggregate intrinsic value of options exercised is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Stock option activity was as follows for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	7,574,136	$8.60	8.35	$52,257
Exercisable as of December 31, 2021	2,719,252	$3.44	7.03	$31,929

2022 Activity
Granted	—	$—
Exercised	(1,069,935)	$1.57
Forfeited and expired	(2,318,325)	$11.64
Outstanding as of December 31, 2022	4,185,876	$6.32	5.03	$3,470
Exercisable as of December 31, 2022	3,060,997	$6.47	3.87	$3,286
The aggregate intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $5.5 million, $47.6 million and $11.1 million, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the EIP. Prior to the Company’s IPO, the common stock fair values used in the models were based on the most recent 409(a) valuation as of the option grant date. Management reviews option grants and determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimates the term based on an averaging of the vesting period and contractual term of the option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yields as the estimated expected term for options approximates 6 years. The Company has no plans to declare dividends in the foreseeable future.
The assumptions used in the Black-Scholes pricing model for stock-based compensation for options granted in the periods below were as follows:

	Year Ended December 31,
	2021	2020
Risk free interest rate	0.97% - 1.06%	0.38% - 0.53%
Expected term	5.83 - 6.25 Years	5.50 - 6.25 Years
Expected volatility	42.43% - 43.01%	42.00%
Dividend yield	0.00%	0.00%

The Company did not grant any options during the year ended December 31, 2022.
Estimated fair value of granted options by grant date based on the Black-Scholes model:

	Number of Options	Fair Value
March 2020	502,016	$6.5353
July 2020	414,149	$8.3377 - 8.4404
October 2020	346,250	$9.3857
December 2020	2,371,893	$6.7118 - 10.1240
April 2021	249,067	$9.8159
July 2021	1,610,102	$9.1387
September 2021	580,590	$8.6490
In November 2022, the Company held a special meeting to approve a one-time repricing of 1,159,479 of its outstanding common stock option awards previously granted to certain service providers under the 2015 Equity Incentive Plan (the “Option Repricing”). The repricing only affected stock options held by “service providers” as defined under the 2015 Plan (“Eligible Participants”) other than (x) any current or former member of the Company’s board of directors, (y) any of the Company’s current or former Chief Executive Officers and (z) former employees or other service providers. Prior to the Option Repricing, these awards had per share exercise prices between $9.04 and $19.60; the Option Repricing reduced the exercise price of these awards to $7.00 per share. All other terms of the awards remained the same. This repricing results in incremental stock-based compensation expense of approximately $1.1 million to be recognized over the weighted average remaining vesting period of 2.5 years. Of this, approximately $0.4 million was recognized in 2022, which is included within the total 2022 EIP expense amount reported above.
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
Restricted Stock Unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	171,075	$18.50
Granted	9,362,682	5.46
Vested	(179,143)	7.67
Canceled	(1,076,253)	6.91
Outstanding as of December 31, 2022	8,278,361	$5.51
The total fair value of awards vested was $1.0 million and zero during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 there was $36.9 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.42 years.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the IPO. As of December 31, 2022 and December 31, 2021, 1,943,246 and 1,300,000 shares were reserved for issuance, and 165,347 and no shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors.
Except for the initial offering period, the 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. The initial offering period began on December 1, 2021 and ended on August 15, 2022 and consists of one purchase period, which is the last day of the offering period. The second offering period began on August 16, 2022 and ended on February 15, 2023.
During the years ended December 31, 2022 and December 31, 2021, respectively, the Company recognized $0.6 million and $0.1 million of stock-based compensation expense related to ESPP. As of December 31, 2022 and December 31, 2021, $0.6 million and $0.3 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of December 31, 2022, total unrecognized compensation costs related to the ESPP was $0.1 million, which will be amortized over the remaining offering period through February 15, 2023.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk free interest rate	3.12%	0.21%
Expected term	0.50 years	0.67 years
Expected volatility	90.62%	36.62%
Dividend yield	0.00%	0.00%
Secondary Sales of Common Stock
Prior to the Company’s IPO, certain of the Company’s investors acquired outstanding shares of Company common stock from employees and certain sales of Company common stock by employees to new investors were facilitated by the Company. For these transactions, and where shares of Company common stock were acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company recorded stock-based compensation expense of the difference between the price paid by the investors and the estimated fair value as of the date of the transactions. For the year ended December 31, 2022, there were no secondary stock transactions that resulted in stock-based compensation charges. Stock-based compensation expense for these transactions totaled $3.4 million, and $7.3 million for the years ended December 31, 2021 and 2020, respectively.
Common Share Warrants
All warrants discussed in this section were evaluated by the Company under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and were determined to be recognized under the provisions of this guidance as equity transactions.

In September 2014, the Company issued 45,000 common share warrants, with a $0.20 strike price, to a financial institution in connection with the note payable discussed in Note 11. Using the Black-Scholes model, the Company estimated the fair value of the warrants to be $9,178 at issuance, which was recorded in equity in 2014. These warrants expire on the earlier of (1) October 13, 2025, or (2) three years after the Company’s Initial Public Offering. Should the fair value of the underlying common shares exceed the strike price at either expiration dates, the warrants will automatically be exercised via cashless net settlement.
The following inputs were used in the Black-Scholes valuation for these warrants:

Risk free interest rate	1.16%
Contractual term	11 years
Expected volatility	55.00%
Dividend yield	0.00%
In connection with the note payable issued in September 2016, the Company issued 62,000 common share warrants, with a $0.6825 strike price, to the same financial institution. These warrants have substantially the same terms as the other warrants discussed above. Using the Black-Scholes model, the Company estimated the fair value of the warrants to be $22,192 at issuance, which was recorded in equity in 2016. These warrants expire on March 14, 2026. Should the fair value of the underlying common shares exceed the strike price at the expiration date, the warrants will automatically be exercised via cashless net settlement.
The following inputs were used in the Black-Scholes valuation for these warrants:

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
13.Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(49,738)	$(51,690)	$(40,421)
Less: cumulative dividends on redeemable convertible preferred stock	—	(1,961)	(2,124)
Net loss attributable to common stock holders - basic and diluted	$(49,738)	$(53,651)	$(42,545)
Denominator:
Weighted-average common shares outstanding - basic and diluted	65,083,198	20,636,583	11,355,385
Net loss per share
Net loss per share, basic and diluted	$(0.76)	$(2.60)	$(3.75)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	4,185,876	7,574,136	9,868,915
Redeemable convertible preferred stock	—	—	43,836,109
Warrants	—	—	107,000
Number of shares issuable from ESPP	253,038	169,025	—
Restricted stock units	8,278,361	171,075	—
Total	12,717,275	7,914,236	53,812,024
14.Retirement Plan
In March 2016, the Company established a qualified domestic 401(k) defined contribution plan covering substantially all employees. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service which was $20,500 for the year ended December 31, 2022, and $19,500 for the years ended December 31, 2021 and 2020. As a result of the COVID-19 pandemic, in May of 2020 the Company made an election to temporarily suspend the Company match policy, and the match was reinstated in January of 2021. During the years ended December 31, 2022, 2021 and 2020 the Company made approximately $2.88 million, $2.13 million, and $0.76 million in employer matching contributions to this plan, respectively.
15.Subsequent Events
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., providing all depositors access to their money beginning on March 13, 2023. As of March 15, 2023, our cash held in deposit accounts at Silicon Valley Bridge Bank, N.A., represented less than 1% of our cash and cash equivalents and short-term investments, which is considered to be immaterial to our liquidity.
Additionally, Silicon Valley Bridge Bank, N.A. has announced that it will be fully honoring existing credit facilities. As such, the Company believes that the closure of SVB will not impact the availability of its line of credit with SVB.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the preparation and audit of our consolidated financial statements, material weaknesses were identified in internal control over financial reporting as of December 31, 2020, which continued to exist as of December 31, 2021, and in our subsequent Form 10-Q reports for the periods ending March 31, June 30, and September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that were previously identified related to the following:
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

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weaknesses. During the year ended December 31, 2022, we implemented remediation measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the following:
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
•Engaged an external advisor to assist with further evaluating, designing and documenting the design and operating effectiveness of our internal control over financial reporting and assist with the remediation of deficiencies, as necessary; and
•Provided ongoing training for personnel on accounting, financial reporting and internal control over financial reporting.
Management has concluded that the actions taken to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls remediated the previously identified material weaknesses as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of these controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40998	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40998	3.2	November 18, 2021
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-260321	4.1	November 2, 2021
4.2	Third Amended and Restated Investor Rights Agreement, dated as of October 18, 2019, by and among the Registrant and certain investors of the Registrant	S-1	333-260321	4.2	October 18, 2021
4.3	Description of Securities	10-K	001-40998	4.3	March 23, 2022
10.1+	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-260321	10.1	November 2, 2021
10.2+	2015 Equity Incentive Plan, as amended	S-1	333-260321	10.2	October 18, 2021
10.3+	2021 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-260321	10.3	November 2, 2021
10.4+	2021 Employee Stock Purchase Plan	S-1/A	333-260321	10.4	November 2, 2021
10.5+	Non-Employee Director Compensation Policy	10-Q	001-40998	10.1	May 13, 2022
10.6+	Weave Communications, Inc. 2022 Inducement Equity Incentive Plan and related forms of award agreements thereunder					X
10.7+	Employment Agreement, dated October 29, 2021, by and between Roy Banks and the Registrant	S-1/A	333-260321	10.5	November 2, 2021
10.8+	First Amendment to Employment Agreement, dated August 3, 2022, by and between Roy Banks and the Registrant	10-Q	001-40998	10.2	November 10, 2022
10.9+	Employment Agreement, dated October 30, 2021, by and between Alan Taylor and the Registrant	S-1/A	333-260321	10.6	November 2, 2021
10.10+	Employment Agreement, dated October 30, 2021, by and between Matthew Hyde and the Registrant	10-Q	001-40998	10.3	May 13, 2022
10.11+	Employment Agreement, dated April 20, 2022, by and between Brett White and the Registrant	10-Q	001-40998	10.2	August 12, 2022
10.12+	Amended and Restated Employment Agreement, dated September 30, 2022, by and between Brett White and the Registrant	8-K	001-40998	10.1	October 4, 2022
10.13	Lease Agreement, dated November 8, 2019, by and between Lehi Block Office 1, L.C. and the Registrant, as amended	S-1	333-260321	10.10	October 18, 2021
10.14†	Second Amended and Restated Loan and Security Agreement, dated as of April 9, 2020, by and among Silicon Valley Bank, the Registrant, and Weave Communications Canada, Inc., as amended	S-1	333-260321	10.13	October 18, 2021
21.1	List of subsidiaries of the Registrant	S-1	333-260321	21.1	October 18, 2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations of the Years Ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020 (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL	X
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

Weave Communications, Inc.
Dated: March 16, 2023	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Brett White, Alan Taylor and Erin Goodsell, and each of them, such individual’s true and lawful attorneys-in-fact and agents with full power of substitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such individual might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof. This Power of Attorney may be signed in one or more counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brett White	Chief Executive Officer and Director	March 16, 2023
Brett White	(Principal Executive Officer)

/s/ Alan Taylor	Chief Financial Officer	March 16, 2023
Alan Taylor	(Principal Financial and Accounting Officer)

/s/ David Silverman	Director	March 16, 2023
David Silverman

/s/ Tyler Newton	Director	March 16, 2023
Tyler Newton

/s/ Blake G Modersitzki	Director	March 16, 2023
Blake G Modersitzki

/s/ Stuart C. Harvey Jr.	Director and Chairperson of the Board of Directors	March 16, 2023
Stuart C. Harvey Jr.

/s/ Debora Tomlin	Director	March 16, 2023
Debora Tomlin

/s/ George P. Scanlon	Director	March 16, 2023
George P. Scanlon