Form 10-Q
period 2023-03-31
Weave Communications, Inc.
filed 2023-05-09
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 8, 2023, the registrant had 66,721,116 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” listed under Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations. In this report, unless otherwise specified or the context otherwise requires, “Weave,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited.
You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$56,081	$61,997
Short-term investments	56,530	51,340
Accounts receivable, net	3,051	3,296
Deferred contract costs, net	10,129	9,881
Prepaid expenses and other current assets	5,815	6,374
Total current assets	131,606	132,888
Non-current assets:
Property and equipment, net	10,621	10,773
Operating lease right-of-use assets	44,211	45,110
Finance lease right-of-use assets	10,578	10,589
Deferred contract costs, net, less current portion	8,134	8,146
Other non-current assets	868	843
TOTAL ASSETS	$206,018	$208,349
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,151	$3,793
Accrued liabilities	14,798	13,636
Deferred revenue	34,598	34,136
Current portion of operating lease liabilities	3,735	3,662
Current portion of finance lease liabilities	7,038	6,992
Current portion of long-term debt	—	10,000
Total current liabilities	64,320	72,219
Non-current liabilities:
Operating lease liabilities, less current portion	45,980	46,914
Finance lease liabilities, less current portion	5,919	5,997
Long-term debt	10,000	—
Total liabilities	126,219	125,130
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 66,337,452 and 65,739,053 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	319,339	314,884
Accumulated deficit	(239,495)	(231,636)
Accumulated other comprehensive loss	(45)	(29)
Total stockholders' equity	79,799	83,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$206,018	$208,349
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$39,565	$33,272
Cost of revenue	13,031	13,753
Gross profit	26,534	19,519
Operating expenses:
Sales and marketing	17,218	16,220
Research and development	7,694	7,204
General and administrative	10,140	9,604
Total operating expenses	35,052	33,028
Loss from operations	(8,518)	(13,509)
Other income (expense):
Interest expense	(472)	(293)
Other income (expense), net	1,151	(4)
Loss before income taxes	(7,839)	(13,806)
Provision for income taxes	(20)	(32)
Net loss	$(7,859)	$(13,838)
Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.21)
Weighted-average common shares outstanding - basic and diluted	65,954,521	64,583,714
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(7,859)	$(13,838)
Other comprehensive loss
Change in foreign currency translation, net of tax	(34)	54
Net unrealized gains on investments, net of tax	18	—
Total comprehensive loss	$(7,875)	$(13,784)

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2022	65,739,053	$—	$314,884	$(231,636)	$(29)	$83,219
Issuance of common shares from stock option exercises	41,175	—	73	—	—	73
Issuance of common shares from the employee stock purchase plan	134,336	—	622	—	—	622
Vesting of restricted stock units	586,640	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(163,752)	—	(753)	—	—	(753)
Stock-based compensation	—	—	4,513	—	—	4,513
Foreign currency translation adjustments, net of tax	—	—	—	—	(34)	(34)
Net unrealized gain on investments	—	—	—	—	18	18
Net loss	—	—	—	(7,859)	—	(7,859)
BALANCE - March 31, 2023	66,337,452	$—	$319,339	$(239,495)	$(45)	$79,799

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2021	64,324,628	$—	$294,230	$(181,898)	$(31)	$112,301
Issuance of common shares from stock option exercises	564,083	—	559	—	—	559
Vesting of restricted stock units	593	—	—	—	—	—
Stock-based compensation	—	—	3,425	—	—	3,425
Foreign currency translation adjustments, net of tax	—	—	—	—	54	54
Net loss	—	—	—	(13,838)	—	(13,838)
BALANCE - March 31, 2022	64,889,304	$—	$298,214	$(195,736)	$23	$102,501
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,859)	$(13,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,045	3,375
Amortization of operating right-of-use assets	938	908
Provision for losses on accounts receivable	422	150
Amortization of deferred contract costs	2,976	2,640
Loss on disposal of assets	3	—
Stock-based compensation	4,513	3,425
Net accretion of discounts on short-term investments	(687)	—
Changes in operating assets and liabilities:
Accounts receivable	(177)	12
Deferred contract costs	(3,212)	(2,409)
Prepaid expenses and other assets	534	950
Accounts payable	355	148
Accrued liabilities	1,162	69
Operating lease liabilities	(900)	(332)
Deferred revenue	428	731
Net cash provided by (used in) operating activities	1,541	(4,171)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	13,000	—
Purchases of short-term investments	(17,485)	—
Purchases of property and equipment	(620)	(541)
Capitalized internal-use software costs	(334)	(367)
Net cash used in investing activities	(5,439)	(908)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(1,960)	(2,176)
Proceeds from stock option exercises	73	559
Payments for taxes related to net share settlement of equity awards	(753)	—
Paid offering costs	—	(400)
Proceeds from the employee stock purchase plan	622	—
Net cash used in financing activities	(2,018)	(2,017)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,916)	(7,096)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,997	135,996
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,081	$128,900
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$472	$293
Cash paid during the period for income taxes	$20	$32
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$3	$20
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,928	$2,027
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$154	$—
Unrealized gain on short-term investments	$18	$—

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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively, “Weave” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying interim condensed consolidated balance sheets, statements of operations, comprehensive loss, statements stockholders' equity, statements of cash flows and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations are not necessarily indicative of the results to be expected for the full year or any other period.
Segments
The Company operates as one operating and reportable segment. The Company’s chief operating decision maker (“CODM”) evaluates reporting operations and financial information on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the Company’s financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract costs, the incremental borrowing rate used in determining the value of right-of-use assets and lease liabilities, and useful lives for depreciable assets.
Cash and Cash Equivalents

Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022 the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and, with the exception of the first quarter of 2023, has generated negative cash flows from operations since inception. As of March 31, 2023 the Company had an accumulated deficit of $239.5 million. The Company has partially funded its operations through cash flows generated by the sale of subscriptions to the Company’s platform. In November 2021, the Company completed its initial public offering, which generated additional net proceeds of $107.5 million. As of March 31, 2023 the Company had outstanding borrowings under its revolving line of credit of $10.0 million and $40.0 million in available borrowings.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the March 31, 2023 unaudited condensed consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.
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
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Realized gains and losses for the three months ended March 31, 2023 were not material.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended March 31, 2023 and 2022, the Company recorded advertising expense of $1.9 million and $1.5 million, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
Revenue Recognition
The Company derives substantially all revenue from subscription services by providing customers access to its platform.
The Company recognizes revenue when control of these services is transferred to customers in an amount that reflects consideration to which the Company expects to be entitled in exchange for those services, net of tax. Revenue recognition is determined from the following steps:

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
The Company offers remote installation services as part of the onboarding process, wherein the Company can install pre-configured applications on customer hardware which allow remote access to Weave’s cloud solution. Customers may also choose to engage directly with one of several preferred third-party providers to perform on-site installation services. The Company considers onboarding/installation a separate performance obligation, and recognizes revenue at the time the installation services are complete.
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
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of March 31, 2023, approximately $0.5 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for this $0.5 million does not begin until April 2023, this amount is not recorded in deferred revenue as of March 31, 2023. The Company expects to recognize revenue on these remaining performance obligations over the next 4 months.
In addition to providing VoIP phone and software services, the Company provides phone hardware to its customers as part of the subscription. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in ASC 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. For the three months ended March 31, 2023 and 2022 the Company recorded $1.1 million and $1.1 million, respectively, in lease revenues associated with the phone hardware.
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
•One-time commissions paid to partners; and
•One-time registration fees assessed by mobile carriers.
These costs are recorded as deferred contract acquisition and fulfillment costs on the consolidated balance sheet. Amortization of deferred contract acquisition costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense. Deferred contract acquisition costs related to one-time commissions paid to partners are included in cost of revenue. Deferred contract fulfillment costs related to one-time registration fees paid to mobile carriers are included in cost of revenue. These expenses are amortized on a straight-line basis over the average period of consumer benefit, 3 years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
Monthly commensurate revenue share fees paid to partners are expensed as incurred as their estimated period of benefit does not extend beyond 12 months and they therefore fall under the practical expedient which allows these costs to be expensed as incurred.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, and includes the Company's accounts receivable, certain financial instruments and contract assets. ASU 2016-13 results in more timely recognition of credit losses. The Company adopted Topic 326 as of January 1, 2023, which did not materially impact the unaudited condensed consolidated financial statements.
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
Contract Balances
For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $16.7 million and $15.1 million, respectively, that were included in the corresponding deferred revenue balance at the beginning of the period.
Deferred Contract Costs
As discussed in Note 2, the Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.0 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Subscription and payment processing	$37,692	$31,950
Onboarding	784	262
Hardware (embedded lease)	1,089	1,060
Total revenue	$39,565	$33,272
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended March 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$46,257	$—	$—	$46,257
Short-term investments
US government and agency securities	20,212	16,170	—	36,382
Commercial paper	—	20,147	—	20,147
Total	$66,469	$36,317	$—	$102,786
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
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,353	$32	$(2)	$36,383
Commercial paper	20,147	—	—	20,147
Total	$56,500	$32	$(2)	$56,530

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,595	$18	$(6)	$36,607
Commercial paper	14,733	—	—	14,733
Total	$51,328	$18	$(6)	$51,340
The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,824	$—	$—	$9,824
Cash equivalents
Money market funds	46,257	—	—	46,257
Total	$56,081	$—	$—	$56,081

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,804	$—	$—	$11,804
Cash equivalents
Money market funds	41,213	—	—	41,213
Commercial paper	8,980	—	—	8,980
Total	$61,997	$—	$—	$61,997
As of March 31, 2023, the weighted-average remaining contractual maturities of available for sale securities was approximately 5 months.
No available-for-sale securities held as of March 31, 2023 have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year from the balance sheet date.
For the three months ended March 31, 2023, both unrealized holding gains and losses are immaterial and the resulting net unrealized holding gain has been included in accumulated other comprehensive income. For the three months ended March 31, 2022, there were no unrealized holding gains or losses recorded in accumulated other comprehensive income.
As of March 31, 2023 and December 31, 2022 the fair value of debt was $11.9 million and $10.4 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Office equipment	$5,189	$5,146
Office furniture	6,404	5,763
Leasehold improvements	2,622	2,615
Fixed assets not placed in service	—	318
Capitalized internal-use software	5,162	4,828
Payment terminals	2,631	2,389
Property and equipment, gross	22,008	21,059
Less accumulated depreciation and amortization	(11,387)	(10,286)
Property and equipment, net	$10,621	$10,773
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $3.0 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. Of this expense, $1.9 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, was related to phone hardware finance ROU assets (see also Note 7) and data center equipment which has been included in cost of revenue in the statements of operations. Note that these finance ROU assets were reported as “phone hardware” prior to January 1, 2022. Capitalized internal-use software amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, which has been included in the cost of revenue in the statements of operations. Capitalized implementation amortization expense was zero and $0.1 million for the March 31, 2023 and 2022, respectively, which has been included in operating expense in the statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Payroll-related accruals	$10,048	$8,747
Sales and telecom taxes	2,824	2,811
Employee stock purchase plan liability	250	570
Third-party commissions	477	456
Other	1,199	1,052
Total	$14,798	$13,636
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
Lease expense and other information consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands, except terms and rates):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,939	$2,233
Interest on lease liabilities	273	204
Operating lease expense	1,423	1,417
Short-term lease expense	6	9
Total lease expense	$3,641	$3,863

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$273	$204
Financing cash outflow from finance leases	$1,960	$2,176
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,928	$2,027
Operating leases:
Operating cash outflow from operating leases	$1,385	$841
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$154	$—

Other information as of March 31, 2023
Finance leases:
Weighted-average remaining lease term (years)	2.0
Weighted-average discount rate lease term	9.1%
Operating leases:
Weighted-average remaining lease term (years)	9.8
Weighted-average discount rate lease term	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from January 2024 to January 2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of March 31, 2023. The rates implicit in the Company’s operating leases are not readily determinable. Thus, the Company uses its incremental borrowing rate to calculate the present value of the lease liabilities. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.

The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.
Future maturities of remaining lease payments included in the measurement of operating lease as of March 31, 2023 are as follows (in thousands):

Years ending December 31,
Remaining 2023	$4,188
2024	5,574
2025	5,701
2026	5,843
2027	5,989
Thereafter	32,834
Total	60,129
Less imputed interest	(10,414)
Present value of operating lease obligations	$49,715
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the three months ended March 31, 2023 and 2022, the Company recorded lease revenues associated with phone hardware of $1.1 million and $1.1 million, respectively.
Finance leases
The Company is the lessee in all of its finance lease arrangements. The Company finances its purchases of phone hardware through lease agreements classified as finance leases. As of March 31, 2023 the Company had 104 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $64 to $21,975 and have maturity dates ranging from April 2023 to February 2026. As of March 31, 2023, the gross value of phone hardware acquired under these capital leases approximated $22.3 million. Amortization expense on finance-leased phone hardware was $1.9 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of March 31, 2023 were as follows (in thousands):

Years ending December 31,
Remaining 2023	$6,132
2024	5,228
2025	2,718
2026	292
2027	—
Thereafter	—
Total	14,370
Less amounts representing interest	(1,413)
Present value of finance lease obligations	$12,957
8.Income Taxes

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported provision for income taxes of $19.9 thousand and $32.5 thousand for the March 31, 2023 and 2022, respectively, which resulted in an effective tax rate of (0.3)% and (0.2)%, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
9.Current and Long-Term Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank with total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention (the “August 2021 Agreement”). Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank plus short-term investments is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants for the year ended December 31, 2022, and for three months ended March 31, 2023. As of March 31, 2023, the total outstanding balance on the line of credit was $10.0 million. In April 2023, the Company amended the revolving line of credit agreement with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (“SVB”), which amended certain terms of the August 2021 Agreement, including but not limited to, (i) extending the maturity date from August 2023 to August 2025 and (ii) setting EBITDA financial covenants of the Company for the 2023 fiscal year. As the Company had the ability and intent to refinance the line of credit on a long-term basis as of March 31, 2023, the balance is reflected as a long-term liability on the balance sheet as of March 31, 2023.
10. Stockholders’ Equity
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

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$213	$148
Sales and marketing	964	697
Research and development	930	552
General and administrative	2,406	2,028
Total	$4,513	$3,425
Equity Incentive Plan
During 2016, the Company adopted the 2015 Equity Incentive Plan (the “2015 EIP”) under which common stock options could be issued for employee awards and the Company began issuing stock options under this plan in 2016.
In November 2021 in connection with the initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” and, together with the 2015 EIP, the “EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. Upon adoption of the 2021 EIP, the 2015 EIP plan was terminated. All options issued and outstanding or available for issuance under the 2015 EIP were absorbed into the 2021 EIP. Along with the absorbed 2015 EIP options, the Company reserved an additional 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the Board, subject to a maximum amount. In the first quarter of 2023 and 2022, respectively, the board reserved an additional 3.3 million and 3.2 million common shares for future issuance under the 2021 EIP. These plans are collectively referred to herein as the “EIP.”
In March 2023 the Company adopted the 2022 Inducement Equity Incentive Plan and reserved an additional 7.0 million shares of common stock for future issuance.
Stock-based compensation expense related to the EIP was $4.4 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.
Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 1,843,763 and 3,605,233 as of March 31, 2023 and 2022, respectively.
Unrecognized stock-based compensation expense as of March 31, 2023 and 2022 was $7.5 million and $29.1 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of March 31, 2023 and 2022 the weighted-average vesting periods approximated 1.3 years and 2.7 years, respectively.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,185,876	$6.32	5.03	$3,470
Exercisable as of December 31, 2022	3,060,997	$6.47	3.87	$3,286

Granted	—	$—

Exercised	(41,175)	$1.76
Forfeited and expired	(230,775)	$6.16
Outstanding as of March 31, 2023	3,913,926	$6.38	4.38	$3,928
Exercisable as of March 31, 2023	3,101,573	$6.43	3.42	$3,744
The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2023. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the EIP. Prior to the IPO, the common stock fair values used in the models were based on the most recent 409(a) valuation as of the option grant date. Management reviews option grants and determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimates the term based on an averaging of the vesting period and contractual term of the option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yields as the estimated expected term for options approximates 6 years. The Company has no plans to declare dividends in the foreseeable future.
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
As of March 31, 2023, there was $32.1 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	8,278,361	$5.51

Granted	57,137	$5.38
Vested	(586,640)	$6.43
Canceled	(291,799)	$5.77
Outstanding as of March 31, 2023	7,457,059	$5.42
The total fair value of RSUs that vested during the three months ended March 31, 2023 was $2.8 million. A portion of these RSUs were net settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld 163,752 shares, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities was $0.8 million for the three months ended March 31, 2023. Prior to 2023, the Company had not net-settled vesting RSUs.

Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. As of March 31, 2023 and December 31, 2022, 2,600,637 and 1,943,246 shares were reserved for issuance, and 299,683 and 165,347 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year by an amount to be determined by the board of directors.
Except for the initial offering period, the 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. The initial offering period began on December 1, 2021 and ended on August 15, 2022 and consists of one purchase period, which is the last day of the offering period.
During the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million and $0.1 million of stock-based compensation expense related to the ESPP. As of March 31, 2023 and December 31, 2022, $0.3 million and $0.6 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of March 31, 2023, total unrecognized compensation costs related to the ESPP was $0.2 million, which will be amortized over the remaining offering period through August 15, 2023.
Repurchase of Common Shares
No share repurchases took place during the three months ended March 31, 2023 and 2022.
11. Related Party Transactions
There were no related-party transactions during the three months ended March 31, 2023 and 2022.
12.Commitments and Contingencies
Legal Matters
As of March 31, 2023 and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
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
13. Net Loss Per Share

The following tables present the calculation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(7,859)	$(13,838)
Denominator:
Weighted-average common shares outstanding - basic and diluted	65,954,521	64,583,714
Net loss per share
Net loss per share, basic and diluted	$(0.12)	$(0.21)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	March 31, 2023	March 31, 2022
Options to purchase common stock	3,913,926	6,629,106
Number of shares issuable from ESPP	192,551	430,504
Restricted stock units	7,457,059	3,319,969
Total	11,563,536	10,379,579
14. Subsequent Events
The Company entered into a Sublease Agreement commencing April 2023 (the “Sublease”). The Sublease is for the third floor of the office space currently occupied by the Company in Lehi, Utah. The initial term of the Sublease expires in March 2026, and the sublessee has two renewal options of three years each. The Company will receive monthly sublease payments of approximately $0.1 million, resulting in $0.7 million total sublease income for 2023. Sublease payments escalate by 3.0% annually on the anniversary of the agreement.

In April 2023, the Company amended its revolving line of credit agreement with SVB, which amended certain terms of the August 2021 Agreement, including but not limited to, (i) extending the maturity date from August 2023 to August 2025, and (ii) setting EBITDA financial covenants of the Company for the 2023 fiscal year. No other terms of the agreement were modified with the amendment.

In April 2023, the Company granted 2,056,200 RSUs with a combined grant date fair value of $10.2 million. These grants have a three-year vesting schedule with 33% cliff vesting in March 2024 with the remaining 67% vesting quarterly over the following two years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impact of COVID-19 on our business, results of operations and financial condition and our and the U.S. government or regulator’s further responses to it, and the impact of COVID-19 on our business, results of operations and financial condition and our and the U.S. government’s response to it, and those identified above, under Part I, Item 1A. “Risk Factors,” and elsewhere herein. Therefore, our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
We generate revenue primarily from recurring subscription fees charged to access our software platform and phone services, including recurring hardware fees. These recurring revenues accounted for 92% and 95% of our revenue for the three months ended March 31, 2023 and 2022, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.
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

The table below sets forth our revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Subscription and payment processing:
Revenue	$37,692	$31,950
Cost of revenue	(8,978)	(8,821)
Gross profit	$28,714	$23,129
Gross margin	76%	72%
Onboarding:
Revenue	$784	$262
Cost of revenue	(2,125)	(2,586)
Gross profit	$(1,341)	$(2,324)
Gross margin	(171)%	(887)%
Hardware:
Revenue	$1,089	$1,060
Cost of revenue(1)	(1,928)	(2,346)
Gross profit(1)	$(839)	$(1,286)
Gross margin	(77)%	(121)%
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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 76% and 72% for the three periods ended March 31, 2023 and 2022, respectively.
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

	March 31,
	2023	2022
Dollar-based net retention rate	97%	103%
Dollar-based gross retention rate	93%	94%
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
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month-to-month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of March 31, 2023, approximately 40% of customer locations elected annual prepayments (approximately 41% as of March 31, 2022). Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred. Recurring revenue on subscriptions, excluding Weave Payments and hardware, accounted for 90% and 92% for the three months ended March 31, 2023 and 2022, respectively.
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
We also collect non-recurring installation fees for onboarding customers, the revenue for which is recognized upon completion of the installation. Our customers may directly engage with third-party independent contractors to configure hardware, install the software and assist with upgrades, for which we do not derive any revenue.
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
We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As and to the extent in-person events and conferences continue to return to pre-pandemic levels of activity, we expect that our sales and marketing expenses will continue to increase compared to 2022. As a percentage of revenue, we anticipate sales and marketing expenses to decrease in 2023 as compared to 2022, and we expect these expenses to continue to decrease as a percentage of revenue over time.
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
Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue	$39,565	$33,272
Cost of revenue (1)	13,031	13,753
Gross profit	26,534	19,519

Operating expenses:
Sales and marketing (1)	17,218	16,220
Research and development (1)	7,694	7,204
General and administrative (1)	10,140	9,604
Total operating expenses	35,052	33,028
Loss from operations	(8,518)	(13,509)

Other income (expense):
Interest expense	(472)	(293)
Other income (expense), net	1,151	(4)
Loss before income taxes	(7,839)	(13,806)
Provision for income taxes	(20)	(32)
Net loss	$(7,859)	$(13,838)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$213	$148
Sales and marketing	964	697
Research and development	930	552
General and administrative	2,406	2,028
Total stock-based compensation	$4,513	$3,425
See Note 10 of the unaudited condensed consolidated financial statements for further details on stock-based compensation.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	33	41
Gross profit	67	59

Operating expenses:
Sales and marketing	44	49
Research and development	19	22
General and administrative	26	29
Total operating expenses	89	99
Loss from operations	(22)	(41)

Other income (expense):
Interest expense	(1)	(1)
Other income (expense)	3	—
Loss before income taxes	(20)	(41)
Provision for income taxes	—	—
Net loss	(20)%	(42)%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Revenue	$39,565	$33,272	$6,293	19%
Revenue increased by $6.3 million or 19% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Of the total increase, approximately $5.8 million or 92% was attributable to new customers acquired subsequent to March 31, 2022, and 8% or $0.5 million was attributable to existing customers under subscription as of March 31, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$13,031	$13,753	$(722)	(5)%
Gross margin	67%	59%
The decrease in cost of revenue and improvement of gross margin was primarily due to a $0.4 million decrease in direct costs to support customer usage, particularly with cloud infrastructure, phone hardware, and telecommunications connectivity costs. These decreases are a result of successful efforts to reduce third-party costs incurred for specific platform features and overall data usage, and a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware. We also saw a decrease of $0.3 million in personnel-related costs, largely attributable to efficiencies realized within our customer support and onboarding functions.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$17,218	$16,220	$998	6%
The increase in sales and marketing expenses was primarily attributable to an increase of $0.4 million in personnel-related expenses driven largely by sales employee salary and commission plan adjustments. In addition, we saw event and trade show attendance increase in the first quarter of 2023 compared to the first quarter of 2022, resulting in $0.4 million of additional event-related costs. We also increased demand generation spend by $0.3 million, particularly with our direct-mail, digital, and social media efforts.
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Research and development	$7,694	$7,204	$490	7%
The increase in research and development expenses was primarily due to an increase of $0.5 million in personnel-related expenses, largely from stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
General and administrative	$10,140	$9,604	$536	6%
The increase in general and administrative expenses was primarily due to a $0.7 million increase in personnel-related expenses, including a $0.4 million increase in payroll costs from salary adjustments and bonuses and a $0.3 million increase in stock-based compensation. We also saw a $0.3 million increase in bad debt expense to establish an allowance for doubtful accounts, and a $0.1 million increase in miscellaneous taxes and fees. These increases were partially offset by a $0.3 million decrease in professional fees, and a $0.3 million decrease in our director and officer liability insurance premiums.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Interest expense	$(472)	$(293)
Other income (expense), net	$1,151	$(4)
Total other income (expense), net	$679	$(297)	$976	(329)%

The increase in interest expense is due to increased average interest rates over the period, which increased the variable interest paid on our credit facility.
The increase in other income is due to additional earnings generated on market securities and other short-term investments, and to a lesser extent a rise in average interest rates over the period.
Provision for Income Taxes
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss (“NOL”) carryforwards. We expect to maintain a full valuation allowance for the foreseeable future.
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

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net cash provided by (used in) operating activities	$1,541	$(4,171)
Net cash used in investing activities	(5,439)	(908)
Net cash used in financing activities	(2,018)	(2,017)
Free cash flow	587	(5,079)
Net cash used in operating activities as a percentage of revenue	4%	(13)%
Free cash flow margin	1%	(15)%
Net loss	(7,859)	(13,838)
Adjusted EBITDA	$(1,963)	$(9,123)
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment and capitalized internal-use software costs, and free cash flow margin as free cash flow as a percentage of revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors, even if negative, as they provide information about the amount of cash consumed by our combined operating and investing activities. For example, as free cash flow has in the past been negative, we have needed to access cash reserves or other sources of capital for these investments.
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
Free Cash Flow and Free Cash Flow Margin

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenue	$39,565	$33,272

Net cash provided by (used in) operating activities	$1,541	$(4,171)
Less: Purchase of property and equipment	(620)	(541)
Less: Capitalized internal-use software	(334)	(367)
Free cash flow	$587	$(5,079)
Net cash used in investing activities	$(5,439)	$(908)
Net cash used in financing activities	$(2,018)	$(2,017)
Net cash provided by (used in) operating activities as a percentage of revenue	4%	(13)%
Free cash flow margin	1%	(15)%
Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net loss	$(7,859)	$(13,838)
Interest on outstanding debt	472	293
Tax expense (benefit)	20	32
Depreciation(1)	592	685
Amortization(2)	299	280
Stock-based compensation	4,513	3,425
Adjusted EBITDA	$(1,963)	$(9,123)

______________
(1)    Does not include depreciation/amortization on finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds received from sales of our capital stock, cash generated from the sale of subscriptions to our platform, and our bank borrowings. We have generated losses from our operations as reflected in our accumulated deficit of $239.5 million as of March 31, 2023 and, with the exception of the first quarter of 2023, have historically had negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of March 31, 2023, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $56.1 million, as well as $56.5 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $34.6 million of deferred revenue recorded as a current liability as of March 31, 2023. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, short-term investments and amounts available under our senior secured credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net cash provided by (used in) operating activities	$1,541	$(4,171)
Net cash used in investing activities	(5,439)	(908)
Net cash used in financing activities	(2,018)	(2,017)
Operating Activities
For the three months ended March 31, 2023 cash provided by operating activities was $1.5 million, primarily consisting of our net loss of $7.9 million, adjusted for non-cash charges of $11.2 million, and net cash outflows of $1.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $3.2 million increase in deferred contract costs and a $0.9 million decrease in operating lease liabilities. These amounts were partially offset by a $1.2 million increase to accrued liabilities, largely from employee compensation accruals, $0.5 million decrease to prepaid expenses and other assets, a $0.4 million increase in accounts payable, and a $0.4 million increase to deferred revenue comprising mainly sales commissions earned on bookings.

For the three months ended March 31, 2022, cash used in operating activities was $4.2 million, primarily consisting of our net loss of $13.8 million adjusted for non-cash charges of $10.5 million, and net cash outflows of $0.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $2.4 million increase in deferred customer acquisition costs, comprising mainly sales commissions earned on bookings, and a $0.3 million decrease in operating lease liabilities. These amounts were partially offset by a decrease in prepaid expenses of $1.0 million, and a $0.7 million increase in deferred revenue due to our prepay arrangements with our customers.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2023 was $5.4 million, primarily due to $17.5 million in purchases of short-term investments, partially offset by $13.0 million in short-term investment maturities. Additional investing cash flow activities included $0.6 million of furniture and equipment additions and $0.3 million in personnel-related costs capitalized as internal-use software development.
Cash used in investing activities for the three months ended March 31, 2022 was $0.9 million, primarily due to furniture and equipment additions of $0.5 million. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $0.4 million.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2023 was $2.0 million, primarily as a result of principal payments on finance lease obligations of $2.0 million and $0.8 million in employee taxes paid related to the net settlement of restricted stock units. These outflows were partially offset by proceeds of $0.6 million from the employee stock purchase plan and cash proceeds from employee stock option exercises of $0.1 million.
Cash used in financing activities for the three months ended March 31, 2022 was $2.0 million, primarily as a result of principal payments on finance lease obligations of $2.2 million and $0.4 million paid in initial public offering (“IPO”) related costs. These outflows were partially offset by cash proceeds from employee stock option exercises of $0.6 million.
Contractual Obligations and Commitments
During the three months ended March 31, 2023, we acquired $1.9 million of additional right of use assets through new finance lease obligations.
In April 2023, we amended our revolving line of credit agreement with SVB, which amended certain terms of the August 2021 Agreement, including but not limited to, In April 2023, the Company entered into a Fifth Amended and Restated Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (“SVB”), which amended certain terms of the August 2021 Agreement, including but not limited to, (i) extending the maturity date from August 2023 to August 2025 and (ii) setting EBITDA financial covenants of the Company for the 2023 fiscal year. No other terms of the agreement were modified with the amendment.
Other than the new finance lease obligations and the amendment of our credit facility, there have been no material changes to our contractual obligations from those described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of March 31, 2023.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain expectations for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. We are required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement requires that, at any time, if our total unrestricted cash and cash equivalents held at SVB plus our short-term investments is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. We did not take any advances on the line of credit during 2022 or in three months ended March 31, 2023. As of March 31, 2023, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
See “Recently Adopted Accounting Pronouncements” below for significant changes to our lease accounting policies and see our significant accounting policies discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than the changes to lease accounting policies, there have been no material changes to our critical accounting estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
On January 1, 2023 we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which requires more timely measurement and recognition of expected credit losses for financial assets held at amortized cost.
See the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Recently Adopted” and “—Accounting Pronouncements Pending Adoption” in Note 2 to our unaudited condensed consolidated financial statements for more information.

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) , and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
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
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of March 31, 2023, our exposure to market risk has not changed materially since December 31, 2022. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
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
Our revenue was$142.1 million and $115.9 million during the years ended December 31, 2022 and 2021, respectively, and $39.6 million for the three months ended March 31, 2023 compared with $33.3 million for the three months ended March 31 2022. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021 and support operations in India in 2022.
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
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. While we believe our core verticals in dental, optometry, and veterinary services have been more resilient than other types of small business, SMBs often have higher rates of business failures and limited budgets. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these

SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. For example, the ongoing impact of the COVID-19 pandemic and increasing inflation and interest rates have adversely impacted economies and financial markets globally, which particularly impacted many SMBs. SMBs are also typically restricted by factors other than price in their technology-related decisions. These factors may make us more susceptible to economic downturns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
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
We have incurred net losses in each year since our inception, including net losses of $49.7 million and $51.7 million in 2022 and 2021, respectively, and a net loss of $7.9 million for the three months ended March 31, 2023. We had an accumulated deficit of $239.5 million as of March 31, 2023. While we have experienced significant revenue growth in recent periods, we are not yet profitable and this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, the COVID-19 pandemic as well as recession risks, which may continue for an extended period, and which could result in decreased spending by our existing and prospective customers and business partners, reduced demand for our platform due to reduced budgets or for other reasons, and longer or delayed sales cycles, all of which could have an adverse impact on our business operations and financial condition. For example, the COVID-19 pandemic has impacted our business and operations in a variety of ways, including supply chain challenges and disruptions in our go-to-market activities and sales channels.
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
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent these activities increase revenue, this revenue may not be enough to offset the increased expenses we incur. In addition, since the beginning of the COVID-19 pandemic, we have had limited ability to attend trade shows and similar industry events, which have been a significant source of our customer pipeline in periods prior to the start of the pandemic. In 2022, we saw a return of some of these in-person events, and we have continued to see the number of in-person trade shows and attendance increase into 2023. Despite increases in the number of in-person events and increased attendance at such events, it is likely that we will continue to have a mix of virtual and in-person trade show or other industry events in the near future and a smaller number of overall in-person events than we attended prior to the COVID-19 pandemic. We have typically relied on trade shows, industry events and other in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the ongoing impact of the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may have to lower our prices to compete and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. Since the beginning of the COVID-19 pandemic, our in-person lead generation and marketing efforts have been significantly limited due to event cancellations and the related evolution in where our potential customers assemble, and we have had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events. Through the end of 2022 and into 2023, we have seen some of these trade shows and conferences return to in-person events, but the number of available shows and the attendance levels at these shows have not yet returned to pre-pandemic levels. We anticipate continuing to rebalance our marketing spend to account for the resumption of in-person business development activities. To the extent that trade shows and other in-person lead generation activities continue to resume, there can be no assurance that those activities will attract new customers in a cost-effective manner or at levels that existed prior to the COVID-19 pandemic.
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
We have built integrations with other vendors, such as providers of PMS or related solutions, and we intend to pursue additional integrations in the future. Our integrations with these partners are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain aspects of our platform and products with the systems or software that are utilized by our customers, for agreed payments to such integration partners based on pricing models they have customarily offered us. The success of our business strategy relies, in part, on our ability to form and maintain these integrations with such partners on customary terms in order to facilitate and permit the integration of our platform and products into the systems or software used by our customers. For example, dental PMS product Dentrix provides critical functionality to our platform for a significant portion of our customer base, pursuant to a contract that provides for integration through July 2026, subject to certain conditions including third-party access approval and security protocols for data protection and system integrity. Providers of these systems or software may compete with certain of the functionality offered by our platform and products, and they may in the future expand their offerings to compete more directly with our platform and products or elect to partner with our competitors. If providers of these systems or software amend, terminate or fail to perform their obligations under their agreements with us, or if they elect to prioritize developing competing offerings or developing integration with offerings of our competitors, our platform and products may no longer integrate with the systems or software of our customers, which would lower the value of our platform and products to our customers and materially and adversely affect our business results. Additionally, if these providers change their pricing models in a manner adverse to us, our results of operations may be adversely impacted.
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
Our agreement with GCP is for a 60-month term (through 2027) with no renewal right thereafter. Although we have successfully transitioned cloud service providers in the past and we expect that we could receive similar services from other third parties in the future, if any of our arrangements with GCP are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
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
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of March 31, 2023 had approximately 80 employees in India to further our engineering and administrative operations.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in Utah, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. In addition, since we completed our initial public offering (“IPO”) in November 2021, potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO, particularly as our stock price has declined substantially since our IPO. Our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile, and we may not be able to identify or implement such changes in a timely manner. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our platform and products, which could adversely affect our business, results of operations and financial condition. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Replacing key employees, including our Chief Executive Officer, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. Further, in 2021 and 2022, the labor market in the U.S. experienced significant increases in workers leaving their positions (often referred to as the "Great Resignation"), which made the market to replace these individuals competitive and resulted in significant wage inflation in response to labor shortages. During the Great Resignation, we faced and we may in the future continue to face increased challenges of employee attraction and retention. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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

The terms of our existing loan and security agreement and the related collateral documents with SVB contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash, cash equivalents, and short-term investments at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of March 31, 2023, we had $10.0 million outstanding under this loan and security agreement.
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
The rules and regulations of the SEC require, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm would also be required to report on our internal control over financing reporting after we cease being an emerging growth company . Our and our auditor’s testing, as applicable, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. If any of these controls and systems do not perform as expected, we could experience material weaknesses in our controls. For example, we previously identified material weaknesses in our internal control over financial reporting that was remediated in 2022. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the NYSE, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.
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
An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.
An active trading market for our common stock may not be sustained. Although our common stock is listed on the New York Stock Exchange, the market for our shares has demonstrated varying levels of trading activity. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. If an active trading market is not maintained, you may have difficulty selling shares of our common stock due to our limited public float. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 65.0% of our total shares outstanding as of March 31, 2023. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-

affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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

10.1†
Second Amended and Restated Loan and Security Agreement, dated as of April 9, 2020, by and among First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), the Registrant, and Weave Communications Canada, Inc., as amended.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: May 9, 2023	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)