Form 10-Q
period 2023-09-30
Weave Communications, Inc.
filed 2023-11-08
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of November 3, 2023, the registrant had 69,474,011 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$63,291	$61,997
Short-term investments	55,148	51,340
Accounts receivable, net	3,713	3,296
Deferred contract costs, net	10,440	9,881
Prepaid expenses and other current assets	5,895	6,374
Total current assets	138,487	132,888
Non-current assets:
Property and equipment, net	10,249	10,773
Operating lease right-of-use assets	42,292	45,110
Finance lease right-of-use assets	10,456	10,589
Deferred contract costs, net, less current portion	8,423	8,146
Other non-current assets	926	843
TOTAL ASSETS	$210,833	$208,349
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,785	$3,793
Accrued liabilities	16,825	13,636
Deferred revenue	37,687	34,136
Current portion of operating lease liabilities	3,799	3,662
Current portion of finance lease liabilities	6,762	6,992
Current portion of long-term debt	—	10,000
Total current liabilities	69,858	72,219
Non-current liabilities:
Operating lease liabilities, less current portion	44,050	46,914
Finance lease liabilities, less current portion	5,999	5,997
Long-term debt	10,000	—
Total liabilities	129,907	125,130
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 69,341,193 and 65,739,053 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	336,659	314,884
Accumulated deficit	(255,628)	(231,636)
Accumulated other comprehensive loss	(105)	(29)
Total stockholders' equity	80,926	83,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$210,833	$208,349
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$43,544	$36,230	$124,776	$104,432
Cost of revenue	13,609	13,023	40,266	40,525
Gross profit	29,935	23,207	84,510	63,907
Operating expenses:
Sales and marketing	17,801	16,292	52,474	49,259
Research and development	8,628	7,897	24,907	22,529
General and administrative	11,528	10,876	33,502	32,077
Total operating expenses	37,957	35,065	110,883	103,865
Loss from operations	(8,022)	(11,858)	(26,373)	(39,958)
Other income (expense):
Interest income	594	468	1,557	606
Interest expense	(512)	(380)	(1,485)	(1,005)
Other income (expense), net	874	(17)	2,457	(32)
Loss before income taxes	(7,066)	(11,787)	(23,844)	(40,389)
Provision for income taxes	(79)	(31)	(148)	(82)
Net loss	$(7,145)	$(11,818)	$(23,992)	$(40,471)
Net loss per share - basic and diluted	$(0.10)	$(0.18)	$(0.36)	$(0.62)
Weighted-average common shares outstanding - basic and diluted	68,213,250	65,143,929	67,014,127	64,898,948
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,145)	$(11,818)	$(23,992)	$(40,471)
Other comprehensive loss
Change in foreign currency translation, net of tax	(153)	(110)	(41)	(97)
Net unrealized gain (loss) on investments, net of tax	17	—	(35)	—
Total comprehensive loss	$(7,281)	$(11,928)	$(24,068)	$(40,568)

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - June 30, 2023	67,323,083	$—	$323,844	$(248,483)	$31	$75,392
Issuance of common shares from stock option exercises	1,176,101	—	10,732	—	—	10,732
Issuance of common shares from the employee stock purchase plan	157,910	—	707	—	—	707
Vesting of restricted stock units	1,148,942	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(464,843)	—	(4,811)	—	—	(4,811)
Stock-based compensation	—	—	6,187	—	—	6,187
Foreign currency translation adjustments, net of tax	—	—	—	—	(153)	(153)
Net unrealized gain on investments	—	—	—	—	17	17
Net loss	—	—	—	(7,145)	—	(7,145)
BALANCE - September 30, 2023	69,341,193	$—	$336,659	$(255,628)	$(105)	$80,926

	Three Months Ended September 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - June 30, 2022	65,010,719	$—	$302,557	$(210,551)	$(18)	$91,988
Issuance of common shares from stock option exercises	141,216	—	286	—	—	286
Issuance of common shares from the employee stock purchase plan	165,347	—	858	—	—	858
Vesting of restricted stock units	136,010	—	—	—	—	—
Stock-based compensation	—	—	5,322	—	—	5,322
Foreign currency translation adjustments, net of tax	—	—	—	—	(110)	(110)
Net loss	—	—	—	(11,818)	—	(11,818)
BALANCE - September 30, 2022	65,453,292	$—	$309,023	$(222,369)	$(128)	$86,526
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2022	65,739,053	$—	$314,884	$(231,636)	$(29)	$83,219
Issuance of common shares from stock option exercises	1,526,242	—	11,353	—	—	11,353
Issuance of common shares from the employee stock purchase plan	292,246	—	1,329	—	—	1,329
Vesting of restricted stock units	2,782,008	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(998,356)	—	(7,483)	—	—	(7,483)
Stock-based compensation	—	—	16,576	—	—	16,576
Foreign currency translation adjustments, net of tax	—	—	—	—	(41)	(41)
Net unrealized loss on investments	—	—	—	—	(35)	(35)
Net loss	—	—	—	(23,992)	—	(23,992)
BALANCE - September 30, 2023	69,341,193	$—	$336,659	$(255,628)	$(105)	$80,926

	Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2021	64,324,628	$—	$294,230	$(181,898)	$(31)	$112,301
Issuance of common shares from stock option exercises	826,540	—	979	—	—	979
Issuance of common shares from the employee stock purchase plan	165,347	—	858	—	—	858
Offering costs	—	—	(271)	—	—	(271)
Vesting of restricted stock units	136,777	—	—	—	—	—
Stock-based compensation	—	—	13,227	—	—	13,227
Foreign currency translation adjustments, net of tax	—	—	—	—	(97)	(97)
Net loss	—	—	—	(40,471)	—	(40,471)
BALANCE - September 30, 2022	65,453,292	$—	$309,023	$(222,369)	$(128)	$86,526

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,992)	$(40,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,969	9,844
Amortization of operating right-of-use assets	2,857	2,742
Provision for losses on accounts receivable	846	458
Amortization of deferred contract costs	8,984	8,236
Loss on disposal of assets	12	10
Stock-based compensation	16,576	13,227
Net accretion of discounts on short-term investments	(2,008)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,263)	(1,052)
Deferred contract costs	(9,820)	(8,490)
Prepaid expenses and other assets	396	934
Accounts payable	989	(712)
Accrued liabilities	3,189	3,923
Operating lease liabilities	(2,766)	(1,688)
Deferred revenue	3,510	3,114
Net cash provided by (used in) operating activities	6,479	(9,925)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	43,900	—
Purchases of short-term investments	(45,735)	—
Proceeds from sale of assets	—	9
Purchases of property and equipment	(1,513)	(1,191)
Capitalized internal-use software costs	(1,370)	(1,003)
Net cash used in investing activities	(4,718)	(2,185)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(5,666)	(6,694)
Proceeds from stock option exercises	11,353	979
Payments for taxes related to net share settlement of equity awards	(7,483)	—
Paid offering costs	—	(671)
Proceeds from the employee stock purchase plan	1,329	858
Net cash used in financing activities	(467)	(5,528)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,294	(17,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,997	135,996
CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,291	$118,358
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,485	$1,005
Cash paid during the period for income taxes	$148	$82
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$—	$29
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$5,438	$4,659
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$154	$—
Accrued unpaid offering costs	$—	$271
Unrealized loss on short-term investments	$(35)	$—

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
Cash and Cash Equivalents
See accompanying notes to these unaudited condensed consolidated financial statements

Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022 the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and, with the exception of the first three quarters of 2023, has generated negative cash flows from operations since inception. As of September 30, 2023, the Company had an accumulated deficit of $255.6 million. The Company has partially funded its operations through cash flows generated by the sale of subscriptions to the Company’s platform. In November 2021, the Company completed its initial public offering, which generated additional net proceeds of $107.5 million. As of September 30, 2023, the Company had outstanding borrowings under its revolving line of credit of $10.0 million and $40.0 million in available borrowings.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the September 30, 2023, unaudited condensed consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.
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
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Realized gains for the three and nine months ended September 30, 2023, were $0.7 million and $2.0 million, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended September 30, 2023 and 2022, the Company recorded advertising expense of $1.8 million and $1.5 million, respectively, and $5.6 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
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
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of September 30, 2023, approximately $1.8 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for this $1.8 million does not begin until October 2023, this amount is not recorded in deferred revenue as of September 30, 2023. The Company expects to recognize revenue on these remaining performance obligations over the next 10 months.
In addition to providing software and VoIP phone services, the Company provides phone hardware to its customers as part of the subscription. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in ASC 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. For the three months ended September 30, 2023 and 2022 the Company recorded $1.2 million and $1.0 million, respectively, in lease revenues associated with phone hardware. For the nine months ended September 30, 2023 and 2022 the Company recorded $3.4 million and $3.1 million, respectively, in lease revenues associated with the phone hardware.
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
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $18.1 million and $16.7 million for the three months ended September 30, 2023 and 2022, respectively, and $32.2 million and $29.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Deferred Contract Costs
As discussed in Note 2, the Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.0 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, and $9.0 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription and payment processing	$41,601	$34,943	$118,989	$100,431
Onboarding	757	278	2,408	859
Hardware (embedded lease)	1,186	1,009	3,379	3,142
Total revenue	$43,544	$36,230	$124,776	$104,432
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$49,909	$—	$—	$49,909
Short-term investments
US government and agency securities	12,056	19,910	—	31,966
Commercial paper	—	23,182	—	23,182
Total	$61,965	$43,092	$—	$105,057
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
The following tables summarize the Company's short-term investments on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$31,989	$—	$(23)	$31,966
Commercial paper	23,182	—	—	23,182
Total	$55,171	$—	$(23)	$55,148

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,595	$18	$(6)	$36,607
Commercial paper	14,733	—	—	14,733
Total	$51,328	$18	$(6)	$51,340
The following tables summarize the Company’s cash and cash equivalents on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$13,382	$—	$—	$13,382
Cash equivalents
Money market funds	49,909	—	—	49,909
Total	$63,291	$—	$—	$63,291

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,804	$—	$—	$11,804
Cash equivalents
Money market funds	41,213	—	—	41,213
Commercial paper	8,980	—	—	8,980
Total	$61,997	$—	$—	$61,997
As of September 30, 2023, the weighted-average remaining contractual maturities of available-for-sale securities was approximately seven months.

No available-for-sale securities held as of September 30, 2023 have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year from the balance sheet date.
For the three and nine months ended September 30, 2023, both unrealized holding gains and losses are immaterial and the resulting net unrealized holding loss has been included in accumulated other comprehensive income. For the three and nine months ended September 30, 2022, there were no unrealized holding gains or losses recorded in accumulated other comprehensive income.
As of September 30, 2023 and December 31, 2022, the fair value of debt was $10.0 million and $10.4 million, respectively (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Office equipment	$5,634	$5,146
Office furniture	6,413	5,763
Leasehold improvements	2,624	2,615
Fixed assets not placed in service	141	318
Capitalized internal-use software	6,199	4,828
Payment terminals	2,652	2,389
Property and equipment, gross	23,663	21,059
Less accumulated depreciation and amortization	(13,414)	(10,286)
Property and equipment, net	$10,249	$10,773
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $3.0 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $9.0 million and $9.8 million for the nine months ended September 30, 2023 and 2022, respectively. Of this expense, $1.8 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $5.6 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively, was related to phone hardware finance ROU assets (see also Note 7) and data center equipment which has been included in cost of revenue in the statements of operations. Note that these finance ROU assets were reported as “phone hardware” prior to January 1, 2022. Capitalized internal-use software amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively, which has been included in the cost of revenue in the statements of operations. Capitalized implementation amortization expense was zero for the three months ended September 30, 2023 and 2022, and $0.1 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, which has been included in operating expense in the statements of operations.
6.Accrued Liabilities

Accrued liabilities consisted of the following for the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Payroll-related accruals	$11,722	$8,747
Sales and telecom taxes	2,577	2,811
Employee stock purchase plan liability	368	570
Third-party commissions	478	456
Other	1,680	1,052
Total	$16,825	$13,636
7.Leases
The Company has lease arrangements, both as a lessor and a lessee, and makes assumptions and judgments when assessing contracts for lease components, determining lease classifications, and calculating right-of-use asset and lease liability values. These assumptions and judgements may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate, or the Company’s intent to exercise or not exercise options available in lease contracts.
Components of lease expense and other information for the periods presented are summarized as follows (in thousands, except terms and rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,823	$2,048	$5,571	$6,467
Interest on lease liabilities	290	237	851	667
Operating lease expense	1,423	1,417	4,268	4,252
Short-term lease expense	2	3	13	21
Total lease expense	$3,538	$3,705	$10,703	$11,407

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$290	$237	$851	$667
Financing cash outflow from finance leases	$1,859	$2,234	$5,666	$6,694
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,799	$1,335	$5,438	$4,659
Operating leases:
Operating cash outflow from operating leases	$1,396	$1,214	$4,177	$3,197
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$—	$154	$—

Other information as of September 30, 2023
Finance leases:
Weighted-average remaining lease term (years)	1.8
Weighted-average discount rate	9.9%
Operating leases:
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from January 2024 to January 2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of September 30, 2023. The rates implicit in the Company’s operating leases are not readily determinable. Thus, the Company uses its incremental borrowing rate to calculate the present value of the lease liabilities. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.

The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million for each of the three months ended September 30, 2023 and 2022, and $4.2 million for each of the nine months ended September 30, 2023 and 2022.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

Years ending December 31,
Remaining 2023	$1,396
2024	5,574
2025	5,701
2026	5,843
2027	5,989
Thereafter	32,834
Total	57,337
Less imputed interest	(9,488)
Present value of operating lease obligations	$47,849
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the three months ended September 30, 2023 and 2022, the Company recorded lease revenues associated with phone hardware of $1.2 million and $1.0 million, respectively. For the nine months ended September 30, 2023 and 2022 the Company recorded lease revenues associated with phone hardware of $3.4 million and $3.1 million, respectively.
In April 2023, the Company entered into a Sublease Agreement for the fourth floor of the office space currently occupied by the Company in Lehi, Utah. During the three and nine months ended September 30, 2023, the Company recorded sublease revenues associated with this agreement of $0.2 million. These revenues are included in other income (expense) on the Condensed Consolidated Statement of Operations.
Finance leases
The Company is the lessee in all of its finance lease arrangements. The Company finances its purchases of phone hardware through lease agreements classified as finance leases. As of September 30, 2023 the Company had 102 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $72 to $31,892 and have maturity dates ranging from October 2023 to September 2026. As of September 30, 2023, the gross value of phone hardware acquired under these finance leases approximated $21.3 million. Amortization expense on finance-leased phone hardware was $1.8 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $5.6 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of September 30, 2023 were as follows (in thousands):

Years ending December 31,
Remaining 2023	$2,207
2024	6,739
2025	3,906
2026	1,393
2027	—
Thereafter	—
Total	14,245
Less amounts representing interest	(1,484)
Present value of finance lease obligations	$12,761
8.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported provision for income taxes of $79.0 thousand and $30.9 thousand for the September 30, 2023 and 2022, respectively, and $148.3 thousand and $82.0 thousand for the nine months ended September 30, 2023 and 2022, respectively, which resulted in an effective tax rate of (1.1)% and (0.3)%, for the three months ended September 30, 2023 and 2022, respectively, and an effective tax rate of (0.6)% and (0.2)% for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
9.Long-Term Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank with total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain expectations for recurring revenue and customer retention (the “August 2021 Agreement”). Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank plus short-term investments is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants for the year ended December 31, 2022, and for the nine months ended September 30, 2023. As of September 30, 2023, the total outstanding balance on the line of credit was $10.0 million. In April 2023, the Company amended the revolving line of credit agreement with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (“SVB”), which amended certain terms of the August 2021 Agreement, including but not limited to, (i) extending the maturity date from August 2023 to August 2025 and (ii) setting EBITDA financial covenants of the Company for the 2023 fiscal year. The balance is reflected as a long-term liability on the balance sheet as of September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$258	$190	$722	$514
Sales and marketing	1,274	844	3,457	2,331
Research and development	1,474	1,292	3,727	2,922
General and administrative	3,181	2,996	8,670	7,460
Total	$6,187	$5,322	$16,576	$13,227
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
Stock-based compensation expense related to the EIP was $6.0 million and $5.2 million for the three months ended September 30, 2023 and 2022, respectively, and $16.1 million and $12.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 632,700 and 2,051,350 as of September 30, 2023 and 2022, respectively.

Unrecognized stock-based compensation expense related to outstanding options as of September 30, 2023 and 2022 was $5.4 million and $10.9 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of September 30, 2023 and 2022 the weighted-average vesting periods approximated 1.40 years and 2.06 years, respectively.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,185,876	$6.32	5.03	$3,470
Exercisable as of December 31, 2022	3,060,997	$6.47	3.87	$3,286

Granted	—	$—
Exercised	(41,175)	$1.76
Forfeited and expired	(230,775)	$6.16
Outstanding as of March 31, 2023	3,913,926	$6.38	4.38	$3,928
Exercisable as of March 31, 2023	3,101,573	$6.43	3.42	$3,744

Granted	—	$—
Exercised	(308,966)	$1.77
Forfeited and expired	(221,306)	$14.38
Outstanding as of June 30, 2023	3,383,654	$6.28	4.68	$16,411
Exercisable as of June 30, 2023	2,698,899	$6.28	3.89	$13,104

Granted	—	$—
Exercised	(1,176,101)	$9.13
Forfeited and expired	(19,924)	$12.54
Outstanding as of September 30, 2023	2,187,629	$4.69	6.45	$7,565
Exercisable as of September 30, 2023	1,619,815	$4.10	6.04	$6,566
The aggregate intrinsic value of options exercised was $1.5 million for the three months ended September 30, 2023. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
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
Restricted Stock Units
RSUs granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service based condition for these awards is generally satisfied over three or four years. A total of 76,320 RSUs have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. A total of 59,362 RSUs issued to non-

employee directors have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. A total of 146,136 RSUs issued to non-employee directors have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
As of September 30, 2023, there was $45.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	8,278,361	$5.51

Granted	57,137	$5.38
Vested	(586,640)	$6.43
Canceled	(291,799)	$5.77
Outstanding as of March 31, 2023	7,457,059	$5.42

Granted	2,553,295	$5.27
Vested	(1,046,426)	$5.67
Canceled	(149,850)	$5.68
Outstanding as of June 30, 2023	8,814,078	$5.36

Granted	1,187,746	$8.69
Vested	(1,148,942)	$5.40
Canceled	(57,453)	$5.41
Outstanding as of September 30, 2023	8,795,429	$5.81
The total fair value of RSUs that vested during the three and nine months ended September 30, 2023, was $6.2 million and $15.9 million, respectively. A portion of these RSUs were net-settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. During the three and nine months ended September 30, 2023, the Company withheld 464,843 and 998,356 shares, respectively, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities was $4.8 million for the three months ended September 30, 2023 and $7.5 million for the nine months ended September 30, 2023. Prior to 2023, the Company had not net-settled vesting RSUs.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. As of September 30, 2023 and December 31, 2022, 2,600,637 and 1,943,246 shares were reserved for issuance, and 457,593 and 165,347 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year by an amount to be determined by the board of directors.

Except for the initial offering period, the 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. The initial offering period began on December 1, 2021 and ended on August 15, 2022 and consists of one purchase period, which is the last day of the offering period.
During each of the three months ended September 30, 2023 and 2022, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP, and during the nine months ended September 30, 2023 and 2022, the Company recognized $0.5 million and $0.4 million of stock-based compensation expense related to the ESPP, respectively. As of September 30, 2023 and December 31, 2022, $0.4 million and $0.6 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of September 30, 2023, total unrecognized compensation costs related to the ESPP was $0.3 million, which will be amortized over the remaining offering period through February 15, 2024.
Repurchase of Common Shares
No share repurchases took place during the three and nine months ended September 30, 2023 and 2022.
11. Related Party Transactions
There were no related-party transactions during the three and nine months ended September 30, 2023 and 2022.
12.Commitments and Contingencies
Legal Matters
As of September 30, 2023, and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
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
13. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,145)	$(11,818)	$(23,992)	$(40,471)
Denominator:
Weighted-average common shares outstanding - basic and diluted	68,213,250	65,143,929	67,014,127	64,898,948
Net loss per share
Net loss per share, basic and diluted	$(0.10)	$(0.18)	$(0.36)	$(0.62)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share as of the end of the periods presented because their inclusion would have been antidilutive:

	September 30, 2023	September 30, 2022
Options to purchase common stock	2,187,629	4,464,125
Number of shares issuable from ESPP	159,929	229,488
Restricted stock units	8,795,429	7,184,995
Total	11,142,987	11,878,608

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
Overview
Weave provides small- and medium-sized healthcare businesses (“SMBs”) with a single, vertically-tailored customer experience and payments software platform, helping them unify, modernize, and personalize every interaction with their patients and clients. Our customers are experts in their fields of care. Weave helps them run their practice more effectively by unifying a patchwork of point solutions into a single platform that helps them attract, engage, and retain their patients. Our platform includes texting, reviews, online scheduling, appointment reminders, digital forms, email marketing, insurance verification, physical and softphones, and more. Weave enables SMBs to offer flexible payment options including payment via text, email, online bill pay, terminals, and mobile tap-to-pay. Weave empowers healthcare practitioners and their office staff to focus on patient care and minimize time and effort spent on manual and mundane operational tasks.
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
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring hardware fees. These recurring revenues accounted for 92% and 95% of our revenue for the three months ended September 30, 2023 and 2022, respectively, and 92% and 95% for the nine months ended September 30, 2023 and 2022, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue on transactions between our customers that utilize Weave Payments and their end consumers.
We also derive revenue associated with non-recurring installation fees for onboarding customers and from embedded leases on phone hardware. We utilize our onboarding services and phone hardware as customer acquisition tools and price them competitively to lower the barriers to entry for new customers adopting our platform. As a result, the variable cost associated with providing phone hardware and onboarding assistance has historically exceeded the related revenue, resulting in negative gross profit for each. The revenue and related costs associated with onboarding new customers are typically non-recurring and are primarily associated with the initial setup of a customer’s software and phone system. Revenue on phone hardware provided to our customers, deemed embedded lease revenue, is recognized over the related subscription period. The associated costs, which primarily represent depreciation expense on phones financed under finance lease arrangements, are incurred over the useful lives of the phones. We consider the net costs of onboarding and hardware, in addition to our sales and marketing activities, to be core elements of our customer acquisition approach.
The table below sets forth our revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Subscription and payment processing:
Revenue	$41,601	$34,943	$118,989	$100,431
Cost of revenue	(9,486)	(8,544)	(27,973)	(26,374)
Gross profit	$32,115	$26,399	$91,016	$74,057
Gross margin	77%	76%	76%	74%
Onboarding:
Revenue	$757	$278	$2,408	$859
Cost of revenue	(2,295)	(2,431)	(6,688)	(7,519)
Gross profit	$(1,538)	$(2,153)	$(4,280)	$(6,660)
Gross margin	(203)%	(774)%	(178)%	(775)%
Hardware:
Revenue	$1,186	$1,009	$3,379	$3,142
Cost of revenue(1)	(1,828)	(2,048)	(5,605)	(6,632)
Gross profit(1)	$(642)	$(1,039)	$(2,226)	$(3,490)
Gross margin	(54)%	(103)%	(66)%	(111)%
______________
(1)    Cost of revenue related to hardware represents depreciation of phone hardware over a 3-year useful life.

Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to attract new customers, retain and expand within our customer base, add new products, and expand into new industry verticals.
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, professional events, brand marketing, and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we have introduced multi-office functionality to our platform to allow us to better service organizations with multiple locations. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them.

Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases, and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system as part of the platform at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have added additional add-on products in recent years, such as Weave Payments, which we are increasingly successful at cross-selling to our customer base. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases, and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 77% and 76% for the three months ended September 30, 2023 and 2022, respectively, and 76% and 74% for the nine months ended September 30, 2023 and 2022, respectively.
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
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for customer experience and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals. Entering a new industry vertical includes establishing key partnerships as well as identifying, evaluating, developing, and launching a platform solution with vertical-specific functionality that is integrated with the primary systems of record in that vertical. We started in dental and have since successfully expanded to optometry and veterinary, among other areas. While we are focused on continued growth within our core verticals and adjacent healthcare markets, we continue to evaluate additional expansion opportunities.
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

	September 30,
	2023	2022
Dollar-based net retention rate	95%	101%
Dollar-based gross retention rate	92%	94%
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
Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month-to-month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of September 30, 2023, approximately 40% of customer locations elected annual prepayments compared to approximately 41% as of September 30, 2022. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred.
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
Cost of Revenue
Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs from the collection of subscription fees charged to our customers, amortization of finance lease right-of-use assets on phone hardware provided to customers, fees to application providers, voice connectivity and messaging fees, and amortization of internal-use software development costs. Indirect costs included in costs of revenue include personnel-related expenses, such as salaries, benefits, bonuses and stock-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense.
As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that the dollar amount of our cost of revenue will continue to increase. However, our cost of revenue has been and will continue to be affected by a number of factors including increased regulatory fees on texting and phone calls, the quantity and aging of phones provided to customers, our stock-based compensation expense, and the timing of the amortization of internal-use software development costs, which could cause it to fluctuate as a percentage of revenue in future periods.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, sales commissions, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit, which is determined to be three years. In addition to personnel-related expenses, marketing expenses consist of lead-generating and other advertising activities, such as our Mastermind Mixers, in which we bring industry experts together with local practitioners in cities across the U.S. to help them grow their businesses and discuss various industry-based topics, as well as the cost of traveling to and attending trade shows.
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
Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$43,544	$36,230	$124,776	$104,432
Cost of revenue (1)	13,609	13,023	40,266	40,525
Gross profit	29,935	23,207	84,510	63,907

Operating expenses:
Sales and marketing (1)	17,801	16,292	52,474	49,259
Research and development (1)	8,628	7,897	24,907	22,529
General and administrative (1)	11,528	10,876	33,502	32,077
Total operating expenses	37,957	35,065	110,883	103,865
Loss from operations	(8,022)	(11,858)	(26,373)	(39,958)

Other income (expense):
Interest income	594	468	1,557	606
Interest expense	(512)	(380)	(1,485)	(1,005)
Other income (expense), net	874	(17)	2,457	(32)
Loss before income taxes	(7,066)	(11,787)	(23,844)	(40,389)
Provision for income taxes	(79)	(31)	(148)	(82)
Net loss	$(7,145)	$(11,818)	$(23,992)	$(40,471)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$258	$190	$722	$514
Sales and marketing	1,274	844	3,457	2,331
Research and development	1,474	1,292	3,727	2,922
General and administrative	3,181	2,996	8,670	7,460
Total stock-based compensation	$6,187	$5,322	$16,576	$13,227
See Note 10 of the unaudited condensed consolidated financial statements for further details on stock-based compensation.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	31	36	32	39
Gross profit	69	64	68	61

Operating expenses:
Sales and marketing	41	45	42	47
Research and development	20	22	20	22
General and administrative	26	30	27	31
Total operating expenses	87	97	89	99
Loss from operations	(18)	(33)	(21)	(38)

Other income (expense):
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	2	—	2	—
Loss before income taxes	(16)	(33)	(19)	(39)
Provision for income taxes	—	—	—	—
Net loss	(16)%	(33)%	(19)%	(39)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Revenue	$43,544	$36,230	$7,314	20%
Revenue increased by $7.3 million or 20% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Of the total increase, approximately $6.7 million or 91% was attributable to new customers acquired subsequent to September 30, 2022, and 9% or $0.6 million was attributable to existing customers under subscription as of September 30, 2022.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$13,609	$13,023	$586	4%
Gross margin	69%	64%
The increase in cost of revenue was primarily due to a $0.3 million increase in direct costs to support customer usage, particularly with telecommunications connectivity costs, cloud infrastructure, and phone hardware. We also experienced a $0.2 million increase in personnel-related costs from our customer support and onboarding functions. Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was driven by successful efforts to reduce third-party costs incurred for specific platform features and overall data usage, as well as a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware. We also realized efficiencies within our customer support and onboarding functions.
Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$17,801	$16,292	$1,509	9%
The increase in sales and marketing expenses was primarily attributable to an $0.8 million increase in personnel-related costs, including increases in stock-based compensation, and commission/bonus incentives. We also incurred $0.5 million in additional event-related costs due to increased trade show attendance, and increased demand generation spend of $0.2 million driven by our direct-mail and digital media efforts.
Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Research and development	$8,628	$7,897	$731	9%
The increase in research and development expenses was primarily due to an increase of $0.7 million in personnel-related expenses, largely from salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
General and administrative	$11,528	$10,876	$652	6%
The increase in general and administrative expenses was primarily due to a $1.1 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. These increases were partially offset by a $0.3 million decrease in our director and officer liability insurance premiums.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage

	(dollars in thousands)
Interest income	$594	$468
Interest expense	(512)	(380)
Other income (expense), net	874	(17)
Total other income (expense), net	$956	$71	$885	1246%

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
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Revenue	$124,776	$104,432	$20,344	19%
Revenue increased by $20.3 million or 19% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Of the total increase, approximately $15.8 million or 78% was attributable to new customer locations acquired subsequent to September 30, 2022, and approximately $4.5 million or 22% was attributable to existing customer locations under subscription as of September 30, 2022.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$40,266	$40,525	$(259)	(1)%
Gross margin	68%	61%
The decrease in cost of revenue and improvement of gross margin was due to a $0.1 million decrease in direct costs to support customer usage, particularly with cloud infrastructure, phone hardware, and telecommunications connectivity costs. These decreases are a result of successful efforts to reduce third-party costs incurred for specific platform features and overall data usage, and a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware. We also experienced a $0.1 million decrease in personnel-related costs, largely attributable to efficiencies realized within our customer support and onboarding functions.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$52,474	$49,259	$3,215	7%
The increase in sales and marketing expenses was primarily attributable to an increase of $1.3 million in additional event-related costs due to increased trade show attendance. We also experienced an increase of $1.3 million in personnel-related expenses driven largely by sales salary and commission plan adjustments, and stock-based compensation. In addition, we increased demand generation spend by $0.8 million to support our direct-mail, digital, and social media efforts.
Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Research and Development	$24,907	$22,529	$2,378	11%
The increase in research and development expenses was primarily due to an increase of $2.2 million in personnel-related expenses, largely from salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings. We also experienced an increase of $0.2 million of dues and subscription costs.
General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
General and administrative	$33,502	$32,077	$1,425	4%
The increase in general and administrative expenses was primarily due to a $2.9 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. We also experienced increases of $0.4 million in bad debt expense, and $0.4 million in miscellaneous taxes and fees. These increases were partially offset by a $1.2 million decrease in professional fees, and a $1.0 million decrease in our director and officer liability insurance premiums.
Interest Expense and Other Income, Net

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Interest income	$1,557	$606
Interest expense	(1,485)	(1,005)
Other income (expense), net	2,457	(32)
Total other income (expense), net	$2,529	$(431)	$2,960	(687)%

The increase in interest expense is due to increased average interest rates over the period, which increased the variable interest paid on our credit facility.
The increase in interest and other income is due to additional earnings generated on market securities and other short-term investments, and to a lesser extent a rise in average interest rates over the period.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use free cash flow, free cash flow margin and Adjusted EBITDA, which are non-GAAP financial measures, to enhance the understanding of our U.S. GAAP financial measures, evaluate growth trends, establish budgets, and assess operating performance. These non-GAAP financial measures should not be considered by the reader as substitutes for, or superior to, the financial statements and financial information prepared in accordance with U.S. GAAP. See below for a description of these non-GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net cash provided by (used in) operating activities	$3,334	$(4,023)	$6,479	$(9,925)
Net cash provided by (used in) investing activities	3,063	(586)	(4,718)	(2,185)
Net cash provided by (used in) financing activities	4,769	(1,361)	(467)	(5,528)
Free cash flow	2,080	(4,618)	3,596	(12,119)
Net cash provided by (used in) operating activities as a percentage of revenue	8%	(11)%	5%	(10)%
Free cash flow margin	5%	(13)%	3%	(12)%
Net loss	(7,145)	(11,818)	(23,992)	(40,471)
Adjusted EBITDA	$(911)	$(5,606)	$(7,057)	$(23,877)
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and capitalized internal-use software costs, and free cash flow margin as free cash flow as a percentage of revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors, even if negative, as they provide information about the amount of cash consumed by our combined operating and investing activities. For example, as free cash flow has in the past been negative, we have needed to access cash reserves or other sources of capital for these investments.
Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, provision for income taxes, depreciation, and amortization. Our depreciation adjustment has included depreciation on operating fixed assets and has not included amortization of finance lease right-of-use assets on phone hardware provided to our customers. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
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
Free Cash Flow and Free Cash Flow Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$43,544	$36,230	$124,776	$104,432

Net cash provided by (used in) operating activities	$3,334	$(4,023)	$6,479	$(9,925)
Less: Purchase of property and equipment	(675)	(270)	(1,513)	(1,191)
Less: Capitalized internal-use software	(579)	(325)	(1,370)	(1,003)
Free cash flow	$2,080	$(4,618)	$3,596	$(12,119)
Net cash provided by (used in) investing activities	$3,063	$(586)	$(4,718)	$(2,185)
Net cash provided by (used in) financing activities	$4,769	$(1,361)	$(467)	$(5,528)
Net cash provided by (used in) operating activities as a percentage of revenue	8%	(11)%	5%	(10)%
Free cash flow margin	5%	(13)%	3%	(12)%
Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,145)	$(11,818)	$(23,992)	$(40,471)
Interest expense	512	380	1,485	1,005
Provision for income taxes	79	31	148	82
Interest income	(594)	(468)	(1,557)	(606)
Other income/expense, net	(874)	17	(2,457)	32
Depreciation(1)	619	645	1,816	2,003
Amortization(2)	305	285	924	851
Stock-based compensation	6,187	5,322	16,576	13,227
Adjusted EBITDA	$(911)	$(5,606)	$(7,057)	$(23,877)

______________

(1)    Does not include depreciation/amortization on finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds received from sales of our capital stock, cash generated from the sale of subscriptions to our platform, and our bank borrowings. We have generated losses from our operations as reflected in our accumulated deficit of $255.6 million as of September 30, 2023 and, with the exception of the first two quarters of 2023, have historically had negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, increased research and development expenses to support the growth of our business and related infrastructure, and increased general and administrative expenses to support being a publicly traded company. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of September 30, 2023, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $63.3 million, as well as $55.1 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $37.7 million of deferred revenue recorded as a current liability as of September 30, 2023. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)
Net cash provided by (used in) operating activities	$6,479	$(9,925)
Net cash used in investing activities	(4,718)	(2,185)
Net cash used in financing activities	(467)	(5,528)
Operating Activities
For the nine months ended September 30, 2023, cash provided by operating activities was $6.5 million, primarily consisting of our net loss of $24.0 million, adjusted for non-cash charges of $36.2 million, and net cash outflows of $5.8 million from changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $9.8 million increase in deferred contract costs, comprising mainly sales commissions earned on bookings, and a $2.8 million decrease in operating lease liabilities. These amounts were partially offset by a $3.5 million increase to deferred revenue due to our prepay arrangements with our customers, a $3.2 million increase to accrued liabilities, largely from employee compensation accruals, a $1.0 million increase in accounts payable, and a $0.4 million decrease to prepaid expenses and other assets.

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
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2023 was $4.7 million, primarily due to $45.7 million in purchases of short-term investments, partially offset by $43.9 million in short-term investment maturities. Additional investing cash flow activities included $1.5 million of furniture and equipment additions and $1.4 million in personnel-related costs capitalized as internal-use software development.
Cash used in investing activities for the nine months ended September 30, 2022 was $2.2 million, primarily due to furniture and equipment additions of $1.2 million. Additional investing cash flow activities included personnel-related costs capitalized as internal-use software development of $1.0 million.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2023 was $0.5 million, primarily as a result of $7.5 million in employee taxes paid related to the net settlement of restricted stock units, and principal payments on finance lease obligations of $5.7 million. These outflows were partially offset by cash proceeds from employee stock option exercises of $11.4 million, and proceeds of $1.3 million from the employee stock purchase plan.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2023, we acquired $5.4 million of additional right of use assets through new finance lease obligations.
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
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of September 30, 2023.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain expectations for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. We are required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement requires that, at any time, if our total unrestricted cash and cash equivalents held at SVB plus our short-term investments is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. We did not take any advances on the line of credit during 2022 or in three months ended September 30, 2023. As of September 30, 2023, $10.0 million was outstanding on the line of credit and we were in compliance with all loan covenants.
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
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of September 30, 2023, our exposure to market risk has not changed materially since December 31, 2022. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our revenue was $142.1 million and $115.9 million during the years ended December 31, 2022 and 2021, respectively, and $124.8 million for the nine months ended September 30, 2023 compared with $104.4 million for the nine months ended September 30 2022. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021, support operations in India in 2022, and support operations in the Philippines in 2023.
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
We have incurred net losses in each year since our inception, including net losses of $49.7 million and $51.7 million in 2022 and 2021, respectively, and a net loss of $24.0 million for the nine months ended September 30, 2023. We had an accumulated deficit of $255.6 million as of September 30, 2023. While we have experienced significant revenue growth in recent periods, we are not yet profitable and this growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. Since the beginning of the COVID-19 pandemic, our in-person lead generation and marketing efforts have been significantly limited due to event cancellations and the related evolution in where our potential customers assemble, and we have had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events. In 2022 and throughout 2023, we have seen some of these trade shows and conferences return to in-person events, but the number of available shows and the attendance levels at these shows have not yet returned to pre-pandemic levels. We anticipate continuing to rebalance our marketing spend to account for the resumption of in-person business development activities. To the extent that trade shows and other in-person lead generation activities continue to resume, there can be no assurance that those activities will attract new customers in a cost-effective manner or at levels that existed prior to the COVID-19 pandemic.
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
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of September 30, 2023 had approximately 80 employees in India to further our engineering and administrative operations.
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
The terms of our existing loan and security agreement and the related collateral documents with SVB contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash, cash equivalents, and short-term investments at SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for equity-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of September 30, 2023, we had $10.0 million outstanding under this loan and security agreement.
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

Our executive officers, directors, holders of more than 10% of our capital stock and affiliated entities together beneficially owned approximately 52.1% of our total shares outstanding as of September 30, 2023. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for vertically tailored software. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, supply chain shortages, economic inflation, geopolitical developments, such as existing and potential trade wars, military conflicts, including the military conflicts between Russia and Ukraine as well as Israel and Palestine, and other events outside of our control such as the COVID-19 pandemic, result in a reduced volume of business for, and communications and engagement by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate substantially all of our revenue from SMBs, which may be affected by economic uncertainty or downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our platform or products, or prospective customers delay adoption or elect not to adopt our platform or products, as a result of a weak economy or recession or due to economic uncertainty, this could adversely affect our business, results of operations and financial condition. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: November 8, 2023	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 8, 2023	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)