Form 10-K
period 2023-12-31
Weave Communications, Inc.
filed 2024-03-13
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $450.0 million, based on the closing price reported for such date on the New York Stock Exchange.
As of March 08, 2024, the registrant had 70,561,453 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement, or the 2024 Proxy Statement, relating to its 2024 Annual Meeting of Stockholders. The 2024 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our expectations regarding our results of operations, including gross margin, financial condition and cash flows;
•our expectations regarding the development and expansion of our business;
•anticipated trends, challenges and opportunities in our business and in the markets in which we operate;
•inflation and interest rate trends and impacts;
•our ability to expand our customer base and expand sales to existing customers;
•our ability to expand into new healthcare vertical markets and additional countries;
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
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•our ability to maintain, protect and enhance our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations. In this report, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited.
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
◦The market for our platform and products is evolving, may decline or experience limited growth and is dependent in part on businesses continuing to adopt our platform and use our products.
◦We may not be able to continue to expand our share of our existing vertical markets or expand into new healthcare vertical markets, which would inhibit our ability to grow and increase our profitability.
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
◦Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.

Part I

Item 1. Business
Our Mission
Our mission is to elevate the patient experience through a unified platform that improves business operations so healthcare professionals can focus on patient care and realize their dreams.
Overview
Weave is a leading all-in-one customer experience and payments software platform for small- and medium-sized (“SMB”) healthcare businesses. From the first phone call to the final invoice, Weave connects the entire patient journey. Our solutions transform how local healthcare practitioners attract, communicate with and engage patients to grow their practice. Our platform enables healthcare practitioners to maximize the value of their patient interactions and minimize the time and effort spent on manual or mundane tasks by bringing multiple workflows together into a single software platform.
We have democratized powerful communication and engagement capabilities previously only available to enterprises, made them intuitive and easy to use and put them in one place. Our verticalized software platform streamlines the day-to-day operations of running an SMB healthcare practice. Our platform spans all forms of communication and engagement including physical and softphones, messaging, email marketing, insurance verification, online appointment scheduling, reviews, payments, digital forms, and more. We bring practitioners and the patients they serve closer together by unifying, modernizing, and personalizing interactions. Our platform helps practitioners improve communications, attract and engage more patients, and increase patient retention.
Our Customers
As of December 31, 2023, we had more than 31,000 locations under subscription and more than 28,000 customers in the United States and Canada. These customers represent many healthcare industries with the majority being in dental, optometry, veterinary, and other medical specialty services. No one single customer represents more than 5% of our revenue.
Our Platform
Weave helps SMB healthcare practices manage essential patient interactions. We consolidate telephony, messaging, scheduling, payments, staff collaboration, digital forms, reviews, and email marketing into one simple, easy and elegant solution. We allow practitioners to facilitate and manage patient interactions in a unified, modernized and personalized manner that best fits their patients’ needs and preferences. We set practitioners and their staff free to do what they do best: care for their patients.
The key benefits of our platform include:
•Easy to Use and Intuitive. SMBs typically do not have dedicated technology staff, so they need solutions that are easy to implement and manage. Our platform is designed to be simple and intuitive. We democratize enterprise-grade customer communications and engagement capabilities for SMBs, saving them time and allowing them to effectively and efficiently communicate with their patients.

•Unified Communications and Engagement. Weave integrates with dozens of healthcare practice systems of record, including practice management systems (“PMS”), patient relationship management (“PRM”) platforms, electronic health record (“EHR”) systems, enterprise resource planning software, or other third-party applications. Our platform unifies phones, text messaging, appointment scheduling, staff collaboration, email marketing, requesting reviews, collecting payments, and digitizing forms, all in one place.

•High ROI. Our platform helps our customers attract new patients, reduce appointment cancellations, keep schedules full, increase treatment acceptance rates, and improve staff efficiency and effectiveness. Weave provides more functionality at a significantly lower cost than the combined cost of point solutions.

•Reduced Churn for Our Customers. Our platform helps our customers’ practices keep their patients engaged through multi-channel communications—phone, text messaging, or email, and reduces friction with online appointments, digital forms, and convenient payments. This results in increased patient loyalty and retention.

•Improved Ability to Attract New Patients. Our platform helps practices attract new patients by collecting and managing online reviews, ensuring practices do not miss a call or text, and eliminating the friction typically associated with scheduling appointments and completing forms.

•Personalized Communication and Payments. Our platform engages with patients in the manner that is easiest and most comfortable for them.
•Purpose-Built for SMB Healthcare Practices. Our platform is designed to address the specific needs of each industry vertical that we serve.
Our Products
Weave provides an all-in-one customer experience and payments software platform for SMB healthcare businesses. From the first phone call to the final invoice, we connect the entire patient journey.
Unified Phone Number. All communications from the Weave platform, including calls and texts, are sent from a single phone number. Patients can save this office number to their contacts, no personal cell phone numbers are used, and multiple team members can manage conversations.
Customized Phone System. Weave provides a smarter phone system that helps practices identify whether incoming calls are from new or current patients, provides helpful and actionable information at every call, and manages heavy call times. Weave Phones show key patient information at the outset of each call, including the caller's name, upcoming appointment information, when they are due for an appointment, overdue balances, tasks, special notes, and follow-ups.
Softphones. With Softphones from Weave, practices can make and receive calls from anywhere in the United States or Canada with an internet connection. Staff members can work from home, on the road, or in different office locations without missing any calls. Softphones do everything Weave Phones can do, but they operate in the cloud and do not require dedicated telephone hardware.
Text Messaging. Our two-way texting function allows practices to communicate with patients in a way that is easy, simple and accessible. Practices can send a broad array of communications ranging from personalized birthday messages and appointment reminders to requests to pay overdue balances. In addition, our Bulk Texting feature allows for mass communications from the practice phone number.
Missed Call Text. With Missed Call Text, practices can take action in real time upon notification of a missed call. Immediately after missing a patient’s call, this feature sends a message to the patient asking how the healthcare practice’s office can help and enables practices to rapidly engage with their patients after hours or when otherwise unavailable by phone.
Missed Text Auto-Reply. Missed Text Auto-Reply ensures prompt replies to patient text messages by automatically responding to messages received outside of a practice’s normal operating hours.

Team Chat. Weave provides a modern, secure group messaging solution that helps practitioners and their staff communicate with each other from their workstations, allowing for faster collaboration to respond to and delight patients. If key team members are out of the office, the group messaging function allows them to stay in the know on everything going on at the office.
Weave Mobile App. Practitioners and staff no longer need to be in the office to reach their team and their patients. With Weave’s mobile app, offices can connect, collaborate, and stay on top of office operations from anywhere through an iPhone or Android device. With the mobile app, Weave customers can make and receive calls and send texts from an office number, check schedules, check payment status, request and receive payments, send reminders, and use team chat.
Weave Reviews and Response Assistant. Weave Reviews helps practices automatically request, collect, monitor, and respond to Google and Facebook reviews. Weave Reviews helps practices get discovered, rank higher in online searches, and grow their customer base. Weave’s Response Assistant uses generative AI technology to create custom, relevant responses to patient reviews to increase reputation management efficiency.
Weave Email Marketing and Email Assistant. Weave Email Marketing is built for non-experts to get up to speed quickly and send emails like the pros. Customers can choose from a library of pre-written email templates, and a library of free images, to start email marketing using Weave on Day 1. By simply inputting the themes that need to be covered in the email, Weave Email Assistant generates the email text in a matter of seconds, which can then be edited before sending. This tool allows healthcare providers to quickly create, personalize, and automate email marketing campaigns that drive improved patient engagement and retention, a higher patient growth rate, and increased awareness of services offered by a practice.
Text Connect. Weave’s Text Connect enables practices to interact with their existing and potential patients online directly through their websites. This functionality gives practices the flexibility to respond when it is convenient for them, and enables multiple conversations at once.
Billing and Payments. Weave Payments is a comprehensive payment processing solution for practices that offers multiple contactless payment options, allowing patients to pay the way they want, whether they are in the office or miles away, and whenever it is most convenient for them. Patients can choose from in-office payments (tap, dip or swipe using a wireless terminal), ACH payments, text to pay, online bill pay, mobile tap to pay, scan to pay, payment plans, or buy now, pay over time through Affirm or Sunbit, our third-party financing partners.
Digital Forms. Weave digital forms provide a secure, convenient, and modern way for healthcare practices to collect patient information before the patients arrive for an appointment — increasing staff efficiency, improving data accuracy, and saving money on paper costs.
Online Scheduling. Weave’s scheduling product, when integrated with the healthcare practice’s system of record, allows patients to schedule appointments from the practice’s website, send automatic scheduling reminders via text message, and personalize each reminder for the patient. This functionality keeps schedules full, reduces no-shows, and fills schedules more efficiently.
Insurance Verification. Weave Insurance Verification helps office staff spend more time creating an exceptional patient experience and less time calling insurers to verify patient coverage details. Within the Weave platform, users can get up-to-date and accurate insurance plan details, all with a click of a button. If a patient’s insurance information is unable to be verified, users can contact patients directly through Weave’s two-way text or phone system to get information fast. When combined with Weave’s Digital Forms solution, the new patient intake process is streamlined, saving staff time and reducing long phone calls with insurance companies.

Practice Analytics. Weave Practice Analytics provides real-time data on patient retention, appointment scheduling, treatment acceptance rates, and revenue generation. This information allows practices to identify areas of improvement and implement strategies to optimize their operations.
Call Intelligence. With Weave Call Intelligence, every call becomes a source of valuable insights. Utilizing artificial intelligence analysis of call recordings, Call Intelligence categorizes patient sentiment, pinpoints key topics, and discovers revenue opportunities effortlessly. Practitioners and office managers can elevate their customer service and business success with data-driven decisions, without listening to hours of call recordings.
Sales and Marketing
We employ an efficient go-to-market strategy that combines a productive sales organization with omnichannel marketing and business development strategy to support their work.
Our marketing team focuses on increasing brand awareness and generating demand through digital and physical channels, including paid and organic social media, paid and organic search, digital advertising, third-party industry advertising and sponsorships, direct mail, and digital events. Leads are driven to the Weave website and sent to our direct inside sales team. Weave also generates demand and sells directly to healthcare practices at trade shows and other industry events.
Subscriptions are primarily sold through our direct inside sales team based in Lehi, Utah. Most of our sales teams are focused on attracting new customers and are trained to sell into multiple SMB healthcare verticals, organized by sales motion (inbound, outbound, upsell, and mid-market). In addition, we have a sales team specifically focused on customer success and expanding usage within our existing customer base. Our teams use phone, online chat, email, web meetings, and in-person events to interact with our current and potential customers.
In addition to our direct sales team and marketing teams, we have a business development team that finds, negotiates contracts and manages partner relationships. These partners include technology integration partners, key-opinion leaders, IT-installers, buying groups, affiliates, and distributors. These partners refer customers to us on a commissioned basis. These referrals are then passed to the sales team to close. We also focus on growing our channel partnership programs to promote and sell our products directly through partners.
Customer Success and Support
We offer customer support via phone, online chat, and email to resolve technical and operational issues for our customers, if and when such issues arise. All customer success, customer support, customer training and customer onboarding team members are currently located in the United States, and India. We also have outsourced supplemental customer support operations in the Philippines. In addition, we maintain an extensive training and self-help content hub on our website. We also offer certifications to develop Weave experts within a practice.
We strive to maintain an exceptional quality of service to promote retention and referrals. We continuously monitor key customer service metrics such as phone hold time, ticket response time, ticket resolution rates, and customer satisfaction of our support interactions.
Research and Development
Our engineering and product teams are responsible for the creation and development of high-value features and functionality across our platform. Our teams strive to continuously deliver value to our customers, serving our broad customer base while also developing customized experiences and integrations to meet the specific needs of each healthcare SMB vertical we serve.
We have a research and development presence in both the United States and India.

Our Technology
Weave Software Platform
Our platform is composed of microservices in a highly containerized environment, which allows for rapid scaling of resources to meet the demands of our customers. These services are built using cloud-native technologies, which allows us to take full advantage of the infrastructure- and platform-as-a-service offerings from our cloud service providers. We develop multiple client-side experiences, including web, mobile, and desktop clients, and integrate them with our phone system to provide a seamless experience.
Weave Phone System
Our phone system is highly customizable, cloud-based and integrated into our software platform. We built our phone systems in-house, providing capabilities commonly found in expensive licensed hardware offerings. Our phone system leverages our cloud infrastructure providers to deliver multiple redundant regions and lowest latency routing to ensure superior voice quality on calls to and from the entire United States and Canada.
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
Our platform also features cloud-based Softphones, which do everything Weave phones can do, without the need for traditional phone hardware. From anywhere in the United States or Canada with an internet connection, customers can easily add lines and operate phones including viewing patients on hold, call management (switching, transferring, merging), and call parking. Softphones facilitate remote work and enhance practice communication and productivity.
Security
We employ multiple layers of security to protect our systems, processes, buildings, proprietary data, customer data, and other assets.
At an organization-wide level, we have a dedicated security team with security compliance, security engineering, security operations, and application security expertise to influence the secure handling of customer data, and secure development and operation of our products. We use multiple security technologies to monitor for intrusions and known vulnerabilities as well as insecure configurations in our cloud infrastructure, systems, and applications.
Our security team members monitor for, and respond to incidents, events, and insecure configurations that may lead to the potential compromise of our products or customer data.
Our team members implement a robust suite of security policies and standards to execute processes, operations, and development in a secure manner consistent with industry standards, best practices and the NIST Cybersecurity Framework.
At the physical and infrastructure layers, our platform and products are hosted on Google Cloud Platform (GCP). GCP undergoes regular independent verification of its security, privacy, and compliance controls
At the data layer, data is encrypted in transit over public networks and at rest in our backend databases and object stores using industry-accepted encryption protocols (TLS 1.2 or higher; AES-256 or higher) with known strong ciphers. Customer images and call recordings are encrypted with unique encryption keys for each customer. Encryption keys are stored only in memory by our services, and are encrypted on disk behind our key management system.
Human Capital
As of December 31, 2023, we had 844 employees. We continued expanding our presence abroad during 2023 by hiring additional engineers and support representatives in India.
We offer competitive compensation and benefits packages and strive to promote the well-being of our employees and their families by offering generous parental and other leave policies as well as flexible paid time-off policies to accommodate individual circumstances. We demonstrate our commitment to the professional development of all Weave employees by offering professional and skill development resources and manager development courses/tracks.
We also recognize that fostering a diverse and inclusive workforce makes us stronger as a company and is a key element of our employee recruitment, engagement and retention strategy. Our goal is to ensure equitable hiring, compensation, performance management, promotions and personal development processes. We reinforce these values by promoting an inclusive culture through training, sponsoring people resource groups, amplifying the voices of underrepresented individuals, and community involvement.
Our culture is underpinned by the Weave Way, which consists of five key values that define our company, our approach to people and ultimately guide all of our actions. Our employees are united by our mission and driven by our values:
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
•Think Creatively. Getting CREATIVE can solve a lot of challenges. We know that great ideas can come from anyone at any time. We go out beyond our circle and get involved. We ask questions and we’re curious about the world around us, finding inspiration everywhere. We pay attention to the little things. We constantly endeavor to challenge the old to make things better. We are scrappy and resourceful, and we never settle for ordinary.
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
Competition
The market for our platform and products is evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, CRM or PMS platforms, analytics and reviews management, that potential customers may already use to manage their practices and in which they have made significant investments. In a broad sense, we compete with providers of customer interaction management, customer experience management, marketing solutions, business intelligence, unified communications and telecommunications and customer relationship management solutions. However, in this highly fragmented market landscape, we believe no single competitor provides a comparable comprehensive, vertically integrated customer experience and payments software platform similar to ours. As a result, sometimes displacing the outdated, in-house manual processes of our customers is our biggest challenge. We could also face competition from new market entrants, some of whom might be our current integration partners.
We believe the principal competitive factors in our market include:
•platform breadth;
•all-in-one solution;
•ease of deployment and use;
•industry-specific capabilities and workflows with best-in-class product functionality;
•depth of integration with leading systems of record;
•ability to enable differentiated customer engagement;
•proprietary integrated phones;
•cloud-based delivery architecture;
•customer service;
•advanced payments capabilities;
•brand recognition; and
•value and total cost of ownership.
We believe we compete favorably based on the factors described above.
Intellectual Property
Our intellectual property is an important part of our business. We protect our intellectual property through a combination of domain names, copyright, trade secrets and trademarks, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. We have trademark applications for select marks in the United States and will pursue additional trademark applications to the extent we believe it will be beneficial. We also have registered domain names for the website that we use in our business. Additionally, we rely upon unpatented trade secrets, confidential know-how and continuing technological innovation to develop and maintain our competitive position. We also enter into confidentiality and intellectual property rights agreements with our employees, consultants and contractors. Under such agreements, our employees, consultants and contractors are subject to invention assignment provisions designed to protect our proprietary information and ensure our ownership of intellectual property developed pursuant to such agreements.
Regulatory
In the United States, at the federal level, we are subject to regulation by the Federal Communications Commission (“FCC”) as a provider of Voice over Internet Protocol (“VoIP”) as well as state and local regulations applicable to VoIP providers. For example, such regulations include E-911 requirements, conditions for porting of phone numbers, protection of customer data generated by the use of our services, disability access rules, providing law enforcement with access to records, and obligations to contribute to federal programs including the federal universal service fund and other regulatory funds as well as state universal service programs. We are also subject to E-911 surcharges (typically governed by localities and/or state departments of revenue). In Canada, our VoIP service subscriptions are regulated by the Canadian Radio-television and Telecommunications Commission (“CRTC”), which, among other things, imposes requirements like those in the United States related to the provision of E-911 services.
Additionally, we are subject to several laws in the United States and Canada that regulate communications between businesses and their customers/patients, and protect consumers from unwanted messages and telephone calls. These laws include, but are not limited to, the Telephone Consumer Protection Act (“TCPA”), Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”), and Canada’s Anti-Spam Law (“CASL”). To the extent that our subscribers use our SMS texting, VoIP telephone, email marketing, and fax services, we provide features and functionality that enable our subscribers to manage their compliance with these customer protection laws. As electronic messaging increases in popularity, we expect regulations and best practices in this area to continue evolving, which may impact our ability to offer services and our cost to deliver our services.
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
In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information, including Protected Health Information or Personal Health Information. The collection, use, processing, or disclosure of personal information may be subject to United States and Canadian federal, state and provincial regulations, including, but not limited to, the Health Insurance Portability and Accountability Act (“HIPAA”); the California Privacy Rights Act (“CPRA”) (California); US state data breach notification laws; and the Personal Information Protection and Electronic Documents Act (“PIPEDA”) (Canada).
In addition to these regulations, many states continue to consider enacting privacy legislation that may apply to companies such as Weave which collect, store, and process many types of data, including personal data. In particular, California has enacted the CPRA. The CPRA imposes obligations on qualifying for-profit companies, such as Weave, doing business in California, and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents.
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

Corporate Information
We were organized in Delaware in September 2008 as Recall Solutions, LLC. We converted into a Delaware corporation in October 2015 under the name Weave Communications, Inc. Our principal executive offices are located at 1331 W Powell Way, Lehi, Utah 84043 and our telephone number is +1 (888) 579-5668.
Available Information
We maintain a website at https://www.getweave.com. We make available free of charge, on or through our website via the Investor Relations section at https://investors.getweave.com/, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to such reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically or otherwise furnish it to the U.S. Securities and Exchange Commission (the “SEC”). References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.getweave.com/. We use these channels to routinely communicate important information with investors and the public about our company, our products and services and other matters via our website (www.getweave.com), our newsroom (www.getweave.com/newsroom), LinkedIn (www.linkedin.com/company/weave-communications), Instagram (https://www.instagram.com/getweave/), Facebook (https://www.facebook.com/search/top?q=weave), TikTok (https://www.tiktok.com/@getweave), and X (https://twitter.com/getweave), and to comply with our disclosure obligations under Regulation Fair Disclosure. Therefore, we encourage investors, the media, and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference. The inclusion of our website addresses and social media channels are inactive textual references only.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
Risks Related to our Business and our Industry
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $170.5 million, $142.1 million, and $115.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021, support operations in India in 2022, and outsourced supplemental customer support operations in the Philippines in 2023.
Our revenue and number of customers have increased in recent periods, and we expect our growth rate will fluctuate from time to time. Overall growth of our revenue and number of customers depends on a number of factors, including, but not limited to, our ability to:
•price our products and services effectively to attract new customers and increase sales to our existing customers;
•manage inflation and interest rate trends and impacts on our business and operations;
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
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. While we believe our core healthcare verticals in dental, optometry, veterinary services, and other medical specialty services have been more resilient than other types of small business, SMBs often have higher rates of business failures and limited budgets. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. For example, inflation and interest rate trends have adversely impacted economies and financial markets globally, which particularly impacted many SMBs. SMBs are also typically restricted by factors other than price in their technology-related decisions. These factors may make us more susceptible to economic downturns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
We face risks in targeting medium-sized businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could suffer.
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses in various healthcare industries. As we target a portion of our sales efforts at larger and multi-location businesses, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location businesses may require us to invest more time educating potential customers about the benefits of our subscriptions. In addition, our customers may be acquired by or may consolidate into larger and multi-location businesses that may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements or other contractual terms that may introduce additional risk. Further, our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $31.0 million and $49.7 million in 2023 and 2022, respectively. We had an accumulated deficit of 262.7 million as of December 31, 2023. While we have experienced significant revenue growth in recent periods, we are not yet profitable and our revenue growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including supply chain disruptions, inflation, as well as recession risks, which may continue for an extended period, and which could result in decreased spending by our existing and prospective customers and business partners, reduced demand for our platform due to reduced budgets or for other reasons, and longer or delayed sales cycles, all of which could have an adverse impact on our business operations and financial condition.
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
•inflation and interest rate trends and impacts on our customers and the U.S. economy in general;

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
•change in the mix of our product offerings that our customers use;
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
As we seek to expand our customer base by targeting additional healthcare vertical markets in the future, we will need to establish brand awareness in new markets in which we have not historically had a presence. Although we have invested in promoting our brand generally, we may not have significant brand awareness in these new healthcare vertical markets, and will need to make additional investments to expand awareness of our brand in the new healthcare vertical markets we seek to address. In addition, as and to the extent we seek to expand our reach internationally, we will need to invest in establishing awareness of our brand in new international markets.
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
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent these activities increase revenue, this revenue may not be enough to offset the increased expenses we incur. In addition, attendance at trade shows and similar industry events, which had been a significant source of our customer pipeline in periods prior to the start of the pandemic, have not rebounded to pre-pandemic levels and may never return to these levels. We have typically relied on trade shows, industry events and other in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the lasting impact from the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may have to lower our prices to compete and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
The market for our platform and products is evolving, may decline or experience limited growth and is dependent in part on businesses continuing to adopt our platform and use our products.

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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. Since the beginning of the COVID-19 pandemic, our in-person lead generation and marketing efforts have been significantly limited due to event cancellations and the related evolution in where our potential customers assemble, and we have had to further develop our inbound and outbound channels to make up for the absence of sales leads generated from trade shows and other industry events as noted above. To the extent that trade shows and other in-person lead generation activities continue to resume, there can be no assurance that those activities will attract new customers in a cost-effective manner or at levels that existed prior to the COVID-19 pandemic.
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
If we are unable to develop and maintain successful integrations, such as integrations with providers of systems of record, including practice management systems (“PMS”), or accounting software, the value of our platform and products could decline and our results of operations and financial condition could be adversely affected.
We have built integrations with other vendors, such as systems of record providers, and we intend to pursue additional integrations in the future. Our integrations with these partners are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain aspects of our platform and products with the systems or software that are utilized by our customers, for agreed payments to such integration partners based on pricing models they have customarily offered us. The success of our business strategy relies, in part, on our ability to form and maintain these integrations with such partners on customary terms in order to facilitate and permit the integration of our platform and products into the systems or software used by our customers. For example, dental PMS product Dentrix provides critical functionality to our platform for a significant portion of our customer base, pursuant to a contract that provides for integration through July 2026, subject to certain conditions including third-party access approval and security protocols for data protection and system integrity. Providers of these systems or software may compete with certain of the functionality offered by our platform and products, and they may in the future expand their offerings to compete more directly with our platform and products or elect to partner with our competitors. If providers of these systems or software amend, terminate or fail to perform their obligations under their agreements with us, or if they elect to prioritize developing competing offerings or developing integration with offerings of our competitors, our platform and products may no longer integrate with the systems or software of our customers, which would lower the value of our platform and products to our customers and materially and adversely affect our business results. Additionally, if these providers change their pricing models in a manner adverse to us, our results of operations may be adversely impacted.
We may also seek to create new integrations in the future, and we may not be successful in developing integrations or negotiating integration agreements on terms favorable to us. If we are not able to create integrations with other providers of systems or software used by our customers, the attractiveness of our products to customers may be diminished. In addition, any delay in creating integrations with providers of systems or software used by our customers or potential customers could delay or impair our ability to enter new healthcare vertical markets or enhance the functionality of our platform and products, and reduce their competitiveness. Any such delay could adversely affect our business.
The market in which we participate is highly competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
The market for our platform and products is evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, CRM and PMS platforms, analytics and reviews management, that potential customers may already use to manage their practices and in which they have made significant investments.
The principal competitive factors in our market include platform breadth, ability to offer an all-in-one solution, ease of deployment and use, industry-specific capabilities and workflows with best-in-class product functionality, depth of integration with leading systems of record, ability to enable differentiated customer engagement, cloud-based delivery architecture, advanced payments capabilities, brand recognition and value and total cost of ownership. Our competitors fall into the following primary categories:
•customer interactions management solutions;
•customer experience management;
•marketing solutions;
•business intelligence;
•integrated payment providers;
•unified communications and telecommunications; and
•customer relationship management.
We also face competition from the systems of record, including systems of record providers, such as suppliers of PMS, that have significant market penetration and broad market acceptance in the markets that we address. Although these systems do not currently offer the broad functionality provided by our platform or products, if the providers of these systems were to seek to integrate some or all of the functionality offered by our platform or products in the future, either by building that functionality into their systems or through partnerships with third parties, existing or potential customers that use these systems may choose to use that functionality rather than to subscribe to our platform and products. This development could have an adverse effect on our business, operating results and financial condition.
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, sales force automation and CRM vendors could acquire or develop applications that compete with our marketing software offerings. Some of these companies have in the past acquired social media marketing and other marketing software providers to integrate with their broader offerings, which may increase the competition we experience from those third parties.
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
Moreover, as we expand the functionality of our platform and products to include additional solutions, address new healthcare vertical markets and enter new markets outside the United States, we may face additional sources of competition. We cannot be sure that we will compete as successfully against companies with products that offer solutions in those markets as we have to date. In addition, we cannot be sure we will compete successfully against incumbent providers of solutions with established brands and market presence if we enter new healthcare vertical markets and new markets outside the United States.
In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. Our current and potential competitors may also develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease our prices in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
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
The market for vertically tailored customer experience and payments software in general, and cloud-based communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. Customers and consumers may choose to adopt other forms of electronic communications or alternative customer engagement platforms. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop functionality for our platform or new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to applicable industry standards, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals: Yealink to supply phones for our platform and Stripe to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the text messaging functionality of our platform. We also rely on hosted SaaS technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with our sole source hardware suppliers and we maintain only a small amount of inventory, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services have in the past and may in the future cease to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of the supply, right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business. In addition, even if we are able to identify replacement hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
In the event our customers’ ability to use the functionality supplied by our platform is disrupted as a result of issues affecting the hardware, software or services provide by third parties, customers could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could harm our reputation and brand, making it harder for us to sell our platform and products.
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
We depend upon our information technology (“IT”) systems to conduct virtually all of our business operations, ranging from the operation of our platform, our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and integration partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and integration partners or to cause interruptions of our products and platform. In particular, cyberattacks (including ransomware) and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies continue to be targeted. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on GCP or other cloud services), internal networks, our customers’ systems and the information that they store and process. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data.
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
Our customers need to be able to access our platform at any time, without interruption or degradation of performance. GCP runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at GCP. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, pandemics, fraud or security attacks. In addition, if our security, or that of GCP, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through GCP or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from GCP may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
Our customers use our platform and products for important aspects of their businesses, and any errors, defects or disruptions to our products and any other performance problems with our products could damage our customers’ businesses and, in turn, hurt our brand and reputation and erode customer trust. We provide regular updates to our platform and products, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products. As a result, our reputation and our brand could be harmed, and our business, results of operations and financial condition may be adversely affected.
The use of artificial intelligence (“AI”) technologies in our platform and our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.
We continue to incorporate additional AI solutions and features into our platform and our business and these solutions and features may become more important to our operations or to our future growth over time. However, there can be no assurance that we will realize the desired or anticipated benefits from AI. Our investments in AI solutions and features may negatively impact our cost of revenue and gross margins until we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
We may not be able to continue to expand our share of our existing vertical markets or expand into new healthcare vertical markets, which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend, in part, upon our continued expansion within the healthcare vertical markets, such as dentistry, optometry, veterinary, and other medical specialty services where our revenue is concentrated, as well as our ability to penetrate new healthcare vertical markets.
Our expansion into new healthcare vertical markets also depends upon our ability to adapt our existing platform, develop additional features and functionality to meet the particular needs of each new vertical market, and may depend on our ability to integrate our platform with practice management software or other systems of record. For example, some new healthcare vertical markets may require greater mobile functionality than customers in our existing markets. Other new healthcare vertical markets may require additional functionality to address regulatory considerations. Specifically, in our existing vertical markets such as dentistry and optometry, we had to expend significant time and resources to integrate with dental practice management software and address the strict patient and other privacy regulations associated with those industries. We may not have adequate financial or technological resources to develop effective and secure enhancements to our platform and new products that will satisfy the demands of these new healthcare vertical markets. In addition, we will need to make sales and marketing investments to increase awareness of our platform and products in new healthcare vertical markets in which we have not historically had a presence. Further, as positive references from existing customers are vital to expanding into new vertical and geographic markets, any dissatisfaction on the part of existing customers may harm our brand and reputation and inhibit market acceptance of our platform and products.
As part of our strategy to expand into new healthcare vertical markets, we may look for acquisition opportunities and partnerships that will allow us to enhance our offerings and distribution channels for those verticals and increase our market penetration. We may not be able to successfully identify suitable acquisition, partnership, or integration candidates in the future, and if we do, they may not provide us with the benefits we anticipated.
Penetrating new healthcare vertical markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to expand into new healthcare vertical markets and increase our penetration into existing vertical markets, we may not be able to continue to grow our revenue. Moreover, we will need to make investments to enter new markets in advance of deriving revenue from those markets, and, if we are unable to derive incremental revenue from new healthcare vertical markets in which we make investments to earn an adequate return on our investments, our business and results of operations will suffer. In addition, we cannot be sure that the time periods that have been required historically to identify, evaluate, develop and launch new product offerings to address specific healthcare vertical markets will be representative of the time that will be required to address new healthcare vertical markets in the future. Delays in addressing healthcare vertical markets may result in an increase in the investment required to address these markets, delay our ability to derive revenue from these markets and adversely affect our ability to address those markets if other companies are able to address those markets with competitive offerings before we are able to do so.
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
We cannot accurately predict customers’ usage levels. Revenue from Weave Payments is generally calculated as a percentage of payment volume plus a per-transaction fee and, accordingly, varies depending on the total dollar amount processed through our platform in a particular period. This amount may vary, depending on, among other things, interchange and processor fees, the success of our customers’ businesses, the proportion of our customers’ payment volume processed through our platform, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from Weave Payments varies depending on the particular type of payment processed on our platform. During the COVID-19 pandemic, card-not-present transactions, which are transactions for which the credit card is not physically present at the merchant location at the time of the transaction, accounted for a larger proportion of the total payment transactions processed through our platform, which contributed to higher gross margins on those transactions than in prior periods. We have seen this trend reverse in recent periods as card-present credit card transactions have increased as a percentage of total payment transactions, and we can provide no assurance that the mix of card-present and card-not-present transactions will be favorable in the future.
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
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.
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
Some of our customers rely on email for commercial solicitation. In addition to legal requirements addressing spam, a variety of private entities such as email service providers advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain solicitations that comply with current legal requirements as spam. Some of these entities maintain “blocklists” of companies and individuals, and the websites, email service providers and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial solicitations that the blocklisting entity believes are appropriate. If a company’s IP addresses are listed by a blocklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blocklisting entity’s service or uses its blocklist. Due to the nature of our customer base, we have not had significant issues related to this risk; however, as we continue to increase our customer base and expand into other vertical markets, we may have greater exposure to this risk. There can be no guarantee that we will be able to successfully remove ourselves from any blocklists. Because we fulfill email delivery on behalf of our customers, blocklisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations.
Additionally, even if the emails we process are not blocklisted, email service providers from time to time block emails we process from reaching their users. For example, some email service providers categorize as “promotional” emails that originate from email service providers such as Weave, and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. While we improve our own technology and work closely with email service providers to maintain our deliverability rates, the implementation of new or more restrictive policies by email service providers may make it more difficult to deliver our customers’ emails, particularly if we are not given adequate notice of a change in policy or are unable to update our platform or products to comply with the changed policy in a reasonable amount of time. If email service providers materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with email service providers’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of email service providers to categorize emails, then customers may question the effectiveness of our platform and downgrade or cancel their accounts. This, in turn, could harm our business, financial condition and results of operations.
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
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of December 31, 2023 had approximately 89 employees in India to further our engineering and administrative operations. Additionally, we outsourced supplemental customer support operations in the Philippines in 2023.
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
•the impact of natural disasters and public health epidemics or pandemics on employees, contingent workers, partners, travel and the global economy and the ability to operate freely and effectively in a region that may be fully or partially on lockdown; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
We offer various subscription plans as well as other products for additional fees, which in the case of Weave Payments is based on usage. We expect that we may need to change our pricing from time to time, and we have limited experience with respect to determining the optimal prices for our platform and products. One of the challenges to our pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors that may be outside of our control and difficult to predict. Additionally, regulatory developments may require us to incur additional costs to provide our services. Any of these changes could result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition. In addition, for customers who pay their subscriptions on an annual basis, we would not be able to increase the prices we charge to reflect these costs until the end of the contract term. Moreover, SMB healthcare practices, which comprise substantially all of our customers, may be quite sensitive to price increases or lower prices that our competitors may offer. Further, if we expand into new vertical or international markets, we also must determine the appropriate price to enable us to compete effectively in those markets. As a result, in the future we may be required to reduce our prices or change our pricing models, which could adversely affect our revenue, gross profit, profitability, financial position and cash flows.
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
We believe that a critical component to our success to date has been our company culture, which is based on hunger for improvement, caring, creativity, accountability, and customer focus. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could result in decreased employee satisfaction, and could negatively affect our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our infrastructure, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could adversely affect our business.
Our success depends largely upon the continued services of our senior management and other key personnel. We can provide no assurance that any of our executives or key employees will continue their employment with us. Our senior management and key employees are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. In addition, we currently do not have “key person” insurance on any of our employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. The loss and replacement of one or more of our members of senior management or other key employees, including our Chief Executive Officer, would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Furthermore, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain our key personnel, our business, results of operations and financial condition could be harmed.

Our loan agreement contains certain restrictions that may limit our ability to operate our business.
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of December 31, 2023, we had no outstanding borrowings under this loan and security agreement.
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
•the transmission of telephone numbers associated with calling parties between carriers and service providers like Weave;
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
In June 2019, the FCC ruled that providers of voice services may by default (subject to opt-out by subscribers) block voice traffic based on reasonable analytics designed to identify unwanted calls. Effective in June 30, 2022, the FCC required that all voice service providers implement the Secure Telephone Identity Revisited (“STIR”) and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN” and, together with STIR, “STIR/SHAKEN”) caller ID authentication framework in the internet protocol (“IP”), portions of their networks and that non-facilities-based voice providers comply fully with STIR/SHAKEN.
The STIR/SHAKEN framework is expected to be used throughout the world. Weave has implemented STIR/SHAKEN for voice traffic originating in the U.S. and we rely on our service providers to sign our voice traffic originating in Canada. However, it is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these differing standards may not be interoperable with the U.S. requirements. For example, the Canadian Radio-television and Telecommunications Commission (“CRTC”) required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-based voice calls, effective in November 2021, and file status reports every six months starting in May 2022. Despite initially denying non-facilities based providers access, the Canadian Secure Token Governance Authority (“CST-GA”) created a process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates (“STI Certificates”) to allow higher (Level A or B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at a greater risk of being blocked or flagged and ignored by end users. Further, it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. In July 2022, the CST-GA signed a memorandum of understanding with the U.S. Secure Telephone Identity Governance Authority to coordinate interconnection of SHAKEN in both the U.S. and Canada to allow providers to sign calls in one country and accept the signature in the other. However, the SHAKEN interconnection between the U.S. and Canada is not yet operational. Until operational, we may be required to obtain STI Certificates or otherwise incur costs to sign our calls in both the U.S. and Canada, which could impose substantial compliance costs and negatively affect our margins or could make our services less competitive than incumbent providers. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
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

The actual or perceived improper sending of text messages, pre-recorded messages, or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA and the Telemarketing Sales Rule restrict telemarketing and the use of automatic SMS text messages. The TCPA requires companies to obtain prior express written consent before making telemarketing calls or sending certain text messages and to not contact any number placed on either federal or state “do-not-call” registries or the company’s internal do-not-call list. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls, and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission (“FTC”) rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. Because the TCPA provides for a private right of action under which a plaintiff may recover monetary damages, this may result in civil claims against Weave and requests for information through third party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions are in violation of our policies, in particular, our acceptable use policies. However, our efforts to defeat spamming attacks and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. These risks may increase as we enter new healthcare vertical markets that rely more heavily on email marketing campaigns to obtain new customers. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our acceptable use policy and our email and messaging policies and, in certain circumstances, we review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies.
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
The FCC requires providers of interconnected VoIP service to automatically provide with each 911 call, when technically feasible, more specific address information that can be used to adequately identify the location of the caller (such as a room or floor number). In addition to existing applicable 911/E-911 requirements, the CRTC requires telecommunications service providers (including VoIP providers) to support next generation 911.
The FCC also requires that providers of multi-line telephone systems (“MLTS”), which are typically found in enterprises such as office buildings, have the ability to dial 911 without the addition of any prefix or other code, as well as provide a notification when 911 is called to a central location on-site or off-site where someone is likely to see or hear the notification, such as a reception desk. The notification must include the fact that 911 has been dialed, and where technically feasible, a valid callback number and information about the caller’s location. Similar regulations exist in a number of states and Canada’s CRTC recently finalized recommendations for MLTS owners, operators, providers, and/or resellers to adopt MLTS best practices. The ongoing implementation of these requirements may increase our costs and make our solutions more expensive, which could adversely affect our results of operations.
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
We process business and personal information belonging to our customers and employees and because of this, we are subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the processing of personal information and other content (collectively, “Data Protection Laws”), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of protected health information (“PHI”) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. We are considered a business associate under HIPAA, and we execute business associate agreements (“BAAs”) with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as Weave, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.
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

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, California enacted legislation, the California Consumer Privacy Act of 2018 (the “CCPA”), which affords consumers expanded privacy protections. The potential effects of this legislation are far-reaching and have required Weave to implement enhanced practices and policies in an effort to comply. Specifically, the CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, the California Privacy Rights Act of 2020 (“CPRA”), which became fully effective on January 1, 2023, expanded the rights of California residents with respect to their personal information. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which may result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act, Colorado enacted the Colorado Privacy Act, and Utah enacted the Utah Consumer Privacy Act. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. In addition, the various state privacy laws may limit how we use personal information we collect, particularly with respect to marketing and the use of online advertising networks.
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
Changes in laws or regulations relating to the use of the internet could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet related commerce or communications generally or result in reductions in the demand for internet based products and services such as our products and platform. In particular, a re-adoption of “network neutrality” rules in the United States could affect the services used by us and our customers. In October 2023, the FCC voted to advance a proposal of reinstating “net neutrality” and to allow the FCC to regulate broadband internet access as a utility. A number of other states have likewise adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. If we are not able to adapt our platform and products to address any new laws or regulations, our business, results of operations and financial condition could be adversely affected.
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
Our success is dependent, in part, upon obtaining, maintaining and protecting our intellectual property rights, internally-developed technology and other proprietary information. We rely and expect to continue to rely on a combination of trademark, copyright, and trade secret protection laws to protect our intellectual property rights, internally-developed technology and other proprietary information. Additionally, we maintain a policy requiring our employees, consultants, independent contractors, and other third parties who are engaged in developing any intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our technology and other proprietary information and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. However, we cannot guarantee that such confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements that we enter into will adequately protect our intellectual property rights, internally-developed technology and other proprietary information. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counterparties to such agreements will not assert rights to our intellectual property rights, internally-developed technology or other proprietary information arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our internally-developed solutions or technologies, particularly with respect to directors, officers and employees who are no longer employed by Weave.
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
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al. (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, decrease our future sales and subject us to liabilities for future or historical periods, which could have a material adverse effect on our business and results of operations. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside. Effective in March 2017, we began collecting certain telecommunications-based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
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
Our ability to use our net operating losses (“NOLs”), to offset future taxable income may be subject to certain limitations
As of December 31, 2023, we had NOL carryforwards for federal and state income tax purposes of $191.8 million and $139.6 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2038 for federal purposes and 2033 for state purposes if not utilized. U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past, including as a result of our initial public offering (“IPO”). Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
Risks Related to Accounting Matters
A failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations, which in turn could harm investor confidence in our company and the trading price of our common stock.

The rules and regulations of the SEC require, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm would also be required to report on our internal control over financing reporting after we cease being an emerging growth company. Our and our auditor’s testing, as applicable, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. If any of these controls and systems do not perform as expected, we could experience material weaknesses in our controls. For example, we previously identified material weaknesses in our internal control over financial reporting that were remediated in 2022. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the New York Stock Exchange (“NYSE”), or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
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
In recent years, technology companies have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of stock prices of these companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Further, we provide indemnification for our officers and directors for certain claims in connection with such litigation.

Large indemnity payments would adversely affect our business, results of operations and financial condition.
An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.
An active trading market for our common stock may not be sustained. Although our common stock is listed on the NYSE, the market for our shares has demonstrated varying levels of trading activity. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. If an active trading market is not maintained, you may have difficulty selling shares of our common stock due to our limited public float. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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
Our executive officers, directors, holders of more than 10% of our capital stock and affiliated entities together beneficially owned approximately 49.6% of our total shares outstanding as of December 31, 2023. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
We are an “emerging growth company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the NYSE listing standards, and other applicable securities rules and regulations. Compliance with the requirements of these rules and regulations have and will continue to increase our legal, accounting, and financial compliance costs, may make some activities more difficult, time-consuming, and costly, and may place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have hired employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
The trading market for our common stock depends in part on research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations and we do not have any control over the content and opinions included in the analysts’ reports. The trading price of our common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of Weave, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our trading price or trading volume to decline.
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for vertically tailored software. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, supply chain shortages, economic inflation, geopolitical developments, such as existing and potential trade wars, military conflicts, including the military conflicts between Russia and Ukraine as well as Israel and Palestine, and other events outside of our control, result in a reduced volume of business for, and communications and engagement by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate substantially all of our revenue from SMB healthcare practices, which may be affected by economic uncertainty or downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our platform or products, or prospective customers delay adoption or elect not to adopt our platform or products, as a result of a weak economy or recession or due to economic uncertainty, this could adversely affect our business, results of operations and financial condition. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or internet service providers, this could adversely affect the ability of our customers to use our platform and products. In addition, natural disasters, pandemics, and acts of terrorism could cause disruptions in our or our customers’ businesses and national or regional economies. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability and could have an adverse effect on our business and our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader risk management system and processes. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from multiple external experts and internal teams. Teams of dedicated privacy, safety, and security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership for these teams are professionals with deep cybersecurity expertise across multiple industries, including our Head of Security. Our executive leadership team, along with input from the above teams, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.
As part of our cybersecurity risk management system, our incident management process tracks and logs privacy and cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K) across Weave, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises Weave’s independent public accounting firm of matters and any relevant developments and also provides regular updates on cybersecurity to our Audit Committee and Board of Directors.
The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.
Our business strategy, results of operations and financial condition have not to date been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K.
Item 2. Properties
As of December 31, 2023, we currently lease approximately 180,000 square feet of office space for our current corporate headquarters in Lehi, Utah under a lease agreement that expires in 2033. We also maintain offices in Noida, India.
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
Holders of Record
As of March 8, 2024, there were 34 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held off record by banks, brokers and other financial institutions.
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
The following graph depicts the total cumulative stockholder return on our common stock from November 11, 2021, the first day of trading of our common stock on The New York Stock Exchange, through December 31, 2023, relative to the performance of the Standard & Poor's (S&P) 500 Index and the Russell 2000 Index. The graph assumes an initial investment of $100.00 at the close of trading on November 11, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return*
Among Weave Communications, Inc., the S&P 500 Index and the Russell 2000 Index
$125
$100
$75
$50
$25
$—
11/11/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
WEAV
S&P 500
Russell 2000

*$100 invested on November 11, 2021 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.
Sale of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified above, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its consolidated subsidiaries.

We have elected to omit discussion of the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2023, for year-over-year comparisons of the results of operation between the year ended December 31, 2022 and December 31, 2021 as well as a discussion of 2021 performance metrics and cash flow activity, all of which are incorporated herein by reference.
Overview
Weave provides small- and medium-sized healthcare businesses (“SMBs”) with a single, vertically-tailored customer experience and payments software platform, helping them unify, modernize, and personalize every interaction with their patients and clients. Our customers are experts in their fields of care. Weave helps them run their practice more effectively by unifying a patchwork of point solutions into a single platform that helps them attract, engage, and retain their patients. Our platform includes messaging, reviews, payments, online scheduling, appointment reminders, digital forms, email marketing, insurance verification, physical and softphones, and more. Weave enables SMBs to offer flexible payment options including payment via text, email, online bill pay, terminals, and mobile tap-to-pay. Weave empowers healthcare practitioners and their office staff to focus on patient care and minimize time and effort spent on manual and mundane operational tasks.
The majority of our customers are dental, optometry, veterinary and other medical specialty practices, and through investment in our product development and integrations we are expanding our platform services to support several additional specialized medical verticals.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring hardware fees. These recurring revenues accounted for 92% and 95% of our revenue for the years ended December 31, 2023 and 2022, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
We also derive revenue associated with non-recurring installation fees for onboarding customers and from embedded leases on phone hardware. We utilize our onboarding services and phone hardware as customer acquisition tools and price them competitively to lower the barriers to entry for new customers adopting our platform. As a result, the variable cost associated with providing phone hardware and onboarding assistance has historically exceeded the related revenue, resulting in negative gross profit for each. The revenue and related costs associated with onboarding new customers are typically non-recurring and are primarily associated with the initial setup of a customer’s software and phone system. Revenue on phone hardware provided to our customers, deemed embedded lease revenue, is recognized over the related subscription period. The associated costs, which primarily represent depreciation expense on phones financed under finance lease arrangements, are incurred over the useful lives of the phone hardware. We consider the net costs of onboarding and hardware, in addition to our sales and marketing activities, to be core elements of our customer acquisition approach.
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Subscription and payment processing:
Revenue	$162,715	$136,592
Cost of revenue	(38,194)	(35,008)
Gross profit	$124,521	$101,584
Gross margin	77%	74%
Onboarding:
Revenue	$3,232	$1,288
Cost of revenue	(8,710)	(9,612)
Gross profit	$(5,478)	$(8,324)
Gross margin	(169)%	(646)%
Hardware:
Revenue	$4,521	$4,237
Cost of revenue(1)	(7,473)	(8,656)
Gross profit(1)	$(2,952)	$(4,419)
Gross margin	(65)%	(104)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, professional events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we now provide multi-office functionality on our platform to allow us to better service organizations with multiple locations. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them. As of December 31, 2023, we had more than 28,000 customers in the United States and Canada, spanning organizations across our end markets, and more than 31,000 customer locations under subscription.
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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 77% and 74% for the years ended December 31, 2023 and 2022.
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
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for customer experience and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals. Entering a new industry vertical includes establishing key partnerships as well as identifying, evaluating, developing, and launching a platform solution with vertical-specific functionality that is integrated with the primary systems of record in that vertical. We started in dental and have since successfully expanded to optometry and veterinary, among other areas. While we are focused on continued growth within our core specialty healthcare verticals and adjacent healthcare markets, we continue to evaluate additional expansion opportunities.
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

	December 31,
	2023	2022
Number of locations (at period end)	31,002	27,193
Dollar-based net retention rate	95%	99%
Dollar-based gross retention rate	92%	94%

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
Dollar-Based Gross Retention Rate
We believe our dollar-based gross retention rate (“GRR”) provides insight into our ability to retain our customers, allowing us to evaluate whether the platform is addressing customer needs. To calculate our GRR, we first identify the Base Locations that were under subscription in the Base Month. We then calculate the effect of reductions in revenue from customer location terminations by measuring the amount of AMR in the Base Month for Base Locations still under subscription twelve months subsequent to the Base Month, or Remaining AMR. We then divide Remaining AMR for the Base Locations by AMR in the Base Month for the Base Locations to derive a monthly gross retention rate. We calculate GRR as of any date by taking a weighted average of the monthly gross retention rates over the trailing twelve months prior to such date. GRR reflects the effect of customer locations that terminate their subscriptions, but does not reflect changes in revenue due to revenue expansion, revenue contraction, or addition of new customer locations.
Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month-to-month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of December 31, 2023 and 2022, approximately 39% and 41% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, sales commissions, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit, which is determined to be three years. In addition to personnel-related expenses, marketing expenses consist of lead-generating and other advertising activities, in which we bring industry experts together with local practitioners in cities across the U.S. to help them grow their businesses and discuss various industry-based topics, as well as the cost of traveling to and attending trade shows.
We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As and to the extent in-person events and conferences continue to return to pre-pandemic levels of activity, we expect that our sales and marketing expenses will continue to increase compared to 2023. As a percentage of revenue, we anticipate sales and marketing expenses to decrease in 2024 as compared to 2023, and we expect these expenses to continue to decrease as a percentage of revenue over time.

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
We expect that our general and administrative expenses, including expenses for insurance, investor relations and fees for professional services, will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses on short-term investments, foreign currency transactions, and sublease income.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$170,468	$142,117
Cost of revenue(1)	54,377	53,276
Gross profit	116,091	88,841

Operating expenses:
Sales and marketing(1)	70,765	65,378
Research and development(1)	34,040	30,714
General and administrative(1)	45,652	42,453
Total operating expenses	150,457	138,545
Loss from operations	(34,366)	(49,704)

Other income (expense):
Interest income	2,196	1,155
Interest expense	(1,923)	(1,441)
Other income (expense), net	3,322	356
Loss before income taxes	(30,771)	(49,634)
Provision for income taxes	(260)	(104)
Net loss	$(31,031)	$(49,738)
______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$971	$723
Sales and marketing	4,233	3,436
Research and development	5,590	4,576
General and administrative	12,029	10,017
Total stock-based compensation	$22,823	$18,752
See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022
	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	32	37
Gross profit	68	63

Operating expenses:
Sales and marketing	42	46
Research and development	20	22
General and administrative	27	30
Total operating expenses	88	97
Loss from operations	(20)	(35)

Other income (expense):
Interest income	1	1
Interest expense	(1)	(1)
Other income (expense), net	2	—
Loss before income taxes	(18)	(35)
Provision for income taxes	—	—
Net loss	(18)%	(35)%
Comparison of the Years Ended December 31, 2023 and December 31, 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Revenue	$170,468	$142,117	$28,351	20%
Revenue increased by $28.4 million, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Of the total increase, approximately $19.1 million, or 67%, was attributable to new customer locations acquired during the year ended December 31, 2023, and $9.2 million, or 33%, was attributable to existing customer locations under subscription as of December 31, 2022. Customer locations totaled 31,002 and 27,193 as of December 31, 2023 and 2022, respectively.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$54,377	$53,276	$1,101	2%
Gross margin	68%	63%
The increase in cost of revenue was due primarily to an increase of $0.6 million in personnel-related costs, particularly related to merit increases and new hires, and a $0.5 million increase in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs and fees paid to application providers.
Our gross margin improvement is derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, and from reductions in third-party costs incurred for specific platform features and overall data usage as part of our cost management efforts.
Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$70,765	$65,378	$5,387	8%
The increase in sales and marketing expenses was attributable in part to an increase of $2.1 million in personnel-related expenses, driven largely by salary and commission plan adjustments, and stock-based compensation. We also increased demand generation expenses by $1.9 million, particularly with our direct-mail and digital media efforts. In addition, we incurred $1.4 million in additional event-related costs due to increased in-person trade show attendance.
Research and Development

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Research and development	$34,040	$30,714	$3,326	11%
The increase in research and development expenses was due to an increase of $3.3 million in personnel-related expenses, largely from salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
General and administrative	$45,652	$42,453	$3,199	8%
The increase in general and administrative expenses was primarily due to a $4.7 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. We also experienced increases of $0.5 million in miscellaneous taxes and fees, $0.4 million in bad debt expense, and $0.3 million in dues and subscription costs. These increases were partially offset by a $1.2 million decrease in our director and officer liability insurance premiums, a $1.0 million decrease in professional fees, and a $0.7 million increase in capitalized internal-use software costs.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Interest income	$2,196	$1,155
Interest expense	(1,923)	(1,441)
Other income (expense), net	3,322	356
Total other income (expense), net	$3,595	$70	$3,525	5036%
The increase in interest expense is due to increased average interest rates over the period, which increased the variable interest paid on our credit facility.
The increase in interest income is due to interest generated on our money market securities. The increase in other income (expense), net is largely due to realized gains on our short-term investments and, to a lesser extent, a rise in average interest rates over the period contributed to increases both interest and other income. In addition, Other income (expense), net for 2023 includes income from our office space sublease arrangement.
Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$(260)	$(104)	$(156)	150%
Provision for income taxes increased by an immaterial amount due to increases in operations and other expenses in our foreign jurisdictions. We expect income tax expense to increase in conjunction with growth in our international subsidiaries in the long term.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use free cash flow, free cash flow margin and Adjusted EBITDA, which are non-GAAP financial measures, to enhance the understanding of our U.S. GAAP financial measures, evaluate growth trends, establish budgets and assess operating performance. These non-GAAP financial measures should not be considered by the reader as substitutes for, or superior to, the financial statements and financial information prepared in accordance with U.S. GAAP. See below for a description of these non-GAAP financial measures, reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and their limitations as an analytical tool.

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Net cash provided by (used in) operating activities	$10,221	$(12,766)
Net cash used in investing activities	$(7,739)	$(54,026)
Net cash used in financing activities	$(13,723)	$(7,207)
Free cash flow	$6,531	$(15,893)
Net cash provided by (used in) operating activities as a percentage of revenue	6%	(9)%
Free cash flow margin	4%	(11)%
Net loss	$(31,031)	$(49,738)
Adjusted EBITDA	$(7,846)	$(27,203)
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
Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, provision for income taxes, depreciation, and amortization. Our depreciation adjustment has included depreciation on operating fixed assets and has not included amortization of finance lease right-of-use assets on phone hardware provided to our customers. Our amortization adjustment has included the amortization of capitalized internal-use software costs. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
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

Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Revenue	$170,468	$142,117

Net cash provided by (used in) operating activities	$10,221	$(12,766)
Less: Purchase of property and equipment	(1,691)	(1,895)
Less: Capitalized internal-use software	(1,999)	(1,232)
Free cash flow	$6,531	$(15,893)
Net cash used in investing activities	$(7,739)	$(54,026)
Net cash used in financing activities	$(13,723)	$(7,207)
Net cash used in operating activities as a percentage of revenue	6%	(9)%
Free cash flow margin	4%	(11)%
Adjusted EBITDA U.S. GAAP Reconciliation

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Net loss	$(31,031)	$(49,738)
Interest expense	1,923	1,441
Provision for income taxes	260	104
Interest income	(2,196)	(1,155)
Other income/expense, net	(3,322)	(356)
Depreciation(1)	2,441	2,609
Amortization(2)	1,256	1,140
Stock-based compensation	22,823	18,752
Adjusted EBITDA	$(7,846)	$(27,203)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $262.7 million as of December 31, 2023 and, prior to 2023, have generated negative cash flows from operating activities. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of December 31, 2023, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $50.8 million, as well as $58.1 million in other short-term investments comprised primarily of treasury and commercial paper instruments.

A substantial source of cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $38.9 million of deferred revenue recorded as a current liability as of December 31, 2023. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, short-term investments, and amounts available under our senior secured credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$10,221	$(12,766)
Net cash used in investing activities	(7,739)	(54,026)
Net cash used in financing activities	(13,723)	(7,207)
Operating Activities
For the year ended December 31, 2023, cash provided by operating activities was $10.2 million, primarily consisting of our net loss of $31.0 million adjusted for non-cash charges of $49.3 million, and net cash outflows of $8.1 million provided by changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $13.3 million increase in deferred contract costs, comprised primarily of sales commissions earned on new sales, a $3.7 million decrease in operating lease liabilities from payments made, an increase to accounts receivable of $1.4 million, and an increase in prepaid expenses and other assets of $0.7 million. These amounts were partially offset by a $4.9 million increase in accrued liabilities, $4.8 million increase in deferred revenue due to our prepay arrangements with our customers, and an increase of $1.3 million to accounts payable.
For the year ended December 31, 2022, cash used in operating activities was $12.8 million, primarily consisting of our net loss of $49.7 million adjusted for non-cash charges of $46.8 million, and net cash outflows of $9.9 million provided by changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $12.3 million increase in deferred contract costs, comprised primarily of sales commissions earned on new sales, a $2.5 million decrease in operating lease liabilities from payments made, an increase in prepaid expenses and other assets of $0.1 million, an increase to accounts receivable of $1.0 million, and an increase of $0.3 million to accounts payable. These amounts were partially offset by a $4.6 million increase in deferred revenue due to our prepay arrangements with our customers, and a $1.8 million increase in accrued liabilities.
Investing Activities
Cash used in investing activities for the year ended December 31, 2023 was $7.7 million, primarily due to $66.2 million in purchases of short-term investments. Additionally, we purchased $1.7 million in furniture, equipment and leasehold improvements, and capitalized $2.0 million of personnel-related costs as internal-use software development.
Cash used in investing activities for the year ended December 31, 2022 was $54.0 million, primarily due to $50.9 million in purchases of short-term investments. Additionally, we purchased $1.9 million in furniture, equipment and leasehold improvements, and capitalized $1.2 million of personnel-related costs as internal-use software development.

Financing Activities
Cash used in financing activities for the year ended December 31, 2023 was $13.7 million, due to $10.4 million from payments made for taxes related to the net share settlement of equity awards, $10.0 million from principal payments made on our line of credit, and $7.5 million from principal payments made on finance lease obligations. These cash outflows were partially offset by $12.9 million in proceeds received from employee stock option exercises, and proceeds of $1.3 million received from our employee stock purchase plan.
Cash used in financing activities for the year ended December 31, 2022 was $7.2 million, primarily due to $8.7 million from principal payments made on finance lease obligations. We also paid $0.7 million in offering costs related to our IPO in November 2021. These cash outflows were partially offset by $1.3 million in proceeds received from employee stock option exercises, and proceeds of $0.9 million received from our employee stock purchase plan.
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

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.
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
Stock-Based Compensation
We issue stock options and restricted stock units (“RSUs”) to employees, consultants, and directors, and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees based on their estimated fair value on the date of the grant. For stock options and ESPP, the fair value is estimated using the Black-Scholes option-pricing model. The fair value of RSUs is based on the closing market price of our common stock on the date of the grant. For stock options, the ESPP, and RSUs, the related stock-based compensation is recognized in the consolidated statements of operations using the straight-line attribution method. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
Prior to our IPO, the fair value of our common stock on the date of the grant was determined based on independent third-party valuations as there was no public market. Our first RSU grants were made effective November 12, 2021 in connection with our IPO and, as such, prior to the IPO we had not recognized stock-based compensation on RSUs.
Changes in the assumptions, which are subjective and generally require significant analysis and judgment to develop, can materially affect the valuation of our equity awards and impact how much stock-based compensation expense is recognized.
Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. We evaluate the likelihood of any future benefit of deferred tax assets and, based on that evaluation, record a valuation allowance if we determine that a portion of that benefit will not be realized. Our valuation allowance is based on management’s judgment and estimates of future business performance and taxes to be paid. Actual results could differ and may materially impact our financial statements in future periods.
Contractual Obligations and Commitments
Refer to the notes to our consolidated financial statements within “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details on contractual obligations.
Our principal commitments consist of obligations under the Silicon Valley Bank Credit Facility (discussed below and within Note 11), operating leases for office space (Note 7), finance leases for phone equipment for our solution (Note 7), as well as non-cancellable purchase commitments (Note 10).
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2023.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with Silicon Valley Bank (“SVB”) allowing for total borrowing capacity up to $50.0 million. The borrowing capacity is subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.5%. In connection with our 2021 agreement with SVB, a previously outstanding $4.0 million note payable was converted to a deemed advance on the line of credit, and we drew down an additional $6.0 million from the line of credit resulting in a total outstanding balance of $10.0 million. We have made no additional draws on the line of credit since the finalization of our agreement with SVB. We are required to pay an annual fee of $0.1 million beginning on the effective date of the agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. This agreement includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. In November 2023, the $10.0 million balance with SVB was repaid prior to its maturity. As of December 31, 2023, there was no outstanding balance on the line of credit, the full $50.0 million was available for borrowing, and we were in compliance with all SVB loan covenants.
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
Recently Adopted Accounting Pronouncements
For more information, see the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “—Accounting Pronouncements Pending Adoption” in Note 2 of our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
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
Our credit facility bears an interest rate of the greater of Prime Rate plus 0.25% or 3.50%. Increases in Prime Rate would increase the interest rate on any borrowings. As of December 31, 2023, we had no outstanding borrowing balance on our credit facility.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weave Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weave Communications, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 13, 2024

We have served as the Company’s auditor since 2016.

WEAVE COMMUNICATIONS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$50,756	$61,997
Short-term investments	58,088	51,340
Accounts receivable, net	3,511	3,296
Deferred contract costs, net	10,547	9,881
Prepaid expenses and other current assets	6,876	6,374
Total current assets	129,778	132,888
Non-current assets:
Property and equipment, net	9,922	10,773
Operating lease right-of-use assets	41,318	45,110
Finance lease right-of-use assets	10,351	10,589
Deferred contract costs, net, less current portion	8,622	8,146
Other non-current assets	1,021	843
TOTAL ASSETS	$201,012	$208,349
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,171	$3,793
Accrued liabilities	18,491	13,636
Deferred revenue	38,850	34,136
Current portion of operating lease liabilities	3,821	3,662
Current portion of finance lease liabilities	6,520	6,992
Current portion of long-term debt	—	10,000
Total current liabilities	72,853	72,219
Non-current liabilities:
Operating lease liabilities, less current portion	43,080	46,914
Finance lease liabilities, less current portion	6,122	5,997
Total liabilities	122,055	125,130
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022, 70,116,357 and 65,739,053 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	341,514	314,884
Accumulated deficit	(262,667)	(231,636)
Accumulated other comprehensive income (loss)	110	(29)
Total stockholders' equity	78,957	83,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$201,012	$208,349
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$170,468	$142,117	$115,871
Cost of revenue	54,377	53,276	49,372
Gross profit	116,091	88,841	66,499
Operating expenses:
Sales and marketing	70,765	65,378	58,244
Research and development	34,040	30,714	27,009
General and administrative	45,652	42,453	31,637
Total operating expenses	150,457	138,545	116,890
Loss from operations	(34,366)	(49,704)	(50,391)
Other income (expense):
Interest income	2,196	1,155	—
Interest expense	(1,923)	(1,441)	(1,184)
Other income (expense), net	3,322	356	(55)
Loss before income taxes	(30,771)	(49,634)	(51,630)
Provision for income taxes	(260)	(104)	(60)
Net loss	$(31,031)	$(49,738)	$(51,690)
Less: cumulative dividends on redeemable convertible preferred stock	—	—	(1,961)
Net loss attributable to common stockholders	$(31,031)	$(49,738)	$(53,651)
Net loss per share attributable to common stockholders - basic and diluted	$(0.46)	$(0.76)	$(2.60)
Weighted-average common shares outstanding - basic and diluted	67,694,978	65,083,198	20,636,583
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(31,031)	$(49,738)	$(51,690)
Other comprehensive loss
Change in foreign currency translation, net of tax	108	(10)	(33)
Net unrealized gains on short-term investments, net of tax	31	12	—
Total comprehensive loss	$(30,892)	$(49,736)	$(51,723)
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

							Accumulated
	Redeemable Convertible				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income		Equity (Deficit)
BALANCE - December 31, 2020	43,836,109	$151,938	11,882,286	$—	$16,261	$(130,208)	$2		$(113,945)

Issuance of common shares from stock option exercises	—	—	3,501,964	—	4,166	—	—		4,166
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(43,836,109)	(151,938)	43,836,109	—	151,938	—	—	—	151,938
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	5,000,000	—	111,600	—	—		111,600
Offering costs	—	—	—	—	(3,826)	—	—		(3,826)
Cashless exercise of common stock warrants	—	—	104,269	—	—	—	—		—
Stock-based compensation	—	—	—	—	14,091	—	—		14,091
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(33)		(33)
Net loss	—	—	—	—	—	(51,690)	—		(51,690)
BALANCE - December 31, 2021	—	$—	64,324,628	$—	$294,230	$(181,898)	$(31)		$112,301

Issuance of common shares from stock option exercises	—	—	1,069,935	—	1,315	—	—		1,315
Issuance of common shares from the employee stock purchase plan	—	—	165,347	—	858	—	—		858
Offering costs	—	—	—	—	(271)	—	—		(271)
Vesting of restricted stock units	—	—	179,143	—	—	—	—		—
Stock-based compensation	—	—	—	—	18,752	—	—		18,752
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(10)		(10)
Net unrealized gain on investments	—	—	—	—	—	—	12		12
Net loss	—	—	—	—	—	(49,738)	—		(49,738)
BALANCE - December 31, 2022	—	$—	65,739,053	$—	$314,884	$(231,636)	$(29)		$83,219

Issuance of common shares from stock option exercises	—	—	1,756,386	—	12,866	—	—		12,866
Issuance of common shares from the employee stock purchase plan	—	—	292,246	—	1,329	—	—		1,329
Vesting of restricted stock units	—	—	3,662,161	—	—	—	—		—
Common stock withheld related to net settlement of equity awards	—	—	(1,333,489)	—	(10,388)	—	—		(10,388)
Stock-based compensation	—	—	—	—	22,823	—	—		22,823
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	108		108
Net unrealized gain on investments	—	—	—	—	—	—	31		31
Net loss	—	—	—	—	—	(31,031)	—		(31,031)
BALANCE - December 31, 2023	—	$—	70,116,357	$—	$341,514	$(262,667)	$110		$78,957
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,031)	$(49,738)	$(51,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,001	12,964	12,140
Amortization of operating right-of-use assets	3,831	3,681	—
Provision for losses on accounts receivable	1,164	729	355
Amortization of deferred contract costs	12,171	11,120	9,410
Loss on disposal of assets	16	4	—
Stock-based compensation	22,823	18,752	14,091
Net accretion of discounts on short-term investments	(2,668)	(413)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,379)	(966)	(870)
Deferred contract costs	(13,313)	(12,343)	(12,828)
Prepaid expenses and other assets	(680)	(93)	(4,073)
Accounts payable	1,323	(330)	583
Accrued liabilities	4,855	1,786	1,564
Operating lease liabilities	(3,714)	(2,534)	—
Deferred revenue	4,822	4,615	6,627
Deferred rent	—	—	4,318
Net cash provided by (used in) operating activities	10,221	(12,766)	(20,373)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	62,150	—	—
Purchases of short-term investments	(66,199)	(50,915)	—
Proceeds from sale of assets	—	16	—
Purchases of property and equipment	(1,691)	(1,895)	(7,376)
Capitalized internal-use software costs	(1,999)	(1,232)	(2,433)
Net cash used in investing activities	(7,739)	(54,026)	(9,809)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance on line of credit	—	—	6,000
Principal payments on line of credit	(10,000)	—	—
Principal payments on finance leases	(7,530)	(8,709)	(7,860)
Proceeds from stock option exercises	12,866	1,315	4,166
Payments for taxes related to net share settlement of equity awards	(10,388)	—	—
Proceeds from initial public offering, net of underwriting discounts	—	—	111,600
Paid offering costs	—	(671)	(3,426)
Proceeds from the employee stock purchase plan	1,329	858	—
Net cash provided by (used in) financing activities	(13,723)	(7,207)	110,480
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,241)	(73,999)	80,298
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,997	135,996	55,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,756	$61,997	$135,996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,923	$1,441	$1,184
Cash paid during the period for income taxes	$260	$104	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$52	$13	$78
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$7,183	$6,655	$8,461
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$154	$309	$—
Accrued unpaid offering costs	$—	$—	$400
Unrealized gain (loss) on short-term investments	$31	$12	$—
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Description of the Business
Description of the Business
Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively, “Weave” or the “Company”) sells subscriptions to Weave, its vertically tailored customer experience and payments software platform for small- and medium-sized healthcare businesses. The Weave platform combines customer engagement, payments, and other operational software tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
Initial Public Offering
On November 15, 2021, the Company completed its initial public offering (the “IPO”) for the sale of 5,000,000 shares of its common stock, $0.00001 par value per share at an offering price of $24.00 per share. The Company received aggregate proceeds of $107.5 million from its IPO after deducting underwriting discounts, commissions, and offering costs.
Upon the completion of the IPO, the 43,836,109 outstanding shares of redeemable convertible preferred stock with a carrying value of $151.9 million converted into an aggregate of 43,836,109 shares of common stock.
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
Concentration of Risks

The functionality of the Company’s software and cloud-based phone system relies heavily on the ability to integrate with customers’ systems of record, including practice or client management systems. Less than five providers make up the majority of practice management systems maintained by dentists, optometrists, and veterinarians in the United States. At this time, the Company does not anticipate loss of integration rights with any of these major providers. To mitigate the risk, the Company has developed a system-agnostic platform that, if needed, does not rely on an integration for functionality.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, the Company’s cash balances held at financial institutions may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company does not anticipate nonperformance by those institutions. The Company believes the financial institutions which hold its investments are financially sound, and accordingly are subject to minimal credit risk.
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the years ended December 31, 2023, 2022, and 2021. To date, the Company has not experienced material losses related to non-payment by customers.
Geographic Information
Other than the United States, no individual country exceeded 10% of total revenues for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023 and 2022, substantially all of the Company’s property and equipment was located in the United States.
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
Previously, as part of the onboarding process, the customer could request that the Company install pre-configured applications on customer hardware, which allowed remote access to Weave's cloud solution. In addition, the customer could request that the Company install phone hardware at the customer’s location. Although the Company continues to provide remote installation services, the in-office installation program was phased out during the third and fourth quarters of 2021. Whether performed remotely or in office, the Company considers onboarding/installation a separate performance obligation and recognizes revenue at the time the installation services are complete.
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
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of December 31, 2023, approximately $1.3 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for this $1.3 million does not begin until January 2024, this amount is not recorded in deferred revenue as of December 31, 2023. The Company expects to recognize revenue on these remaining performance obligations over the next 7 months.
In addition to providing VoIP phone and software services, the Company provides phone hardware to its customers as part of its subscription offering. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in Accounting Standards Codification (“ASC”) 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. For the years ended December 31, 2023, 2022, and 2021 the Company recorded $4.5 million, $4.2 million and $3.3 million, respectively, in lease revenues associated with the phone hardware.
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
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022 the Company did not have any restricted cash.

Liquidity and Capital Resources
The Company has incurred losses and, prior to 2023, has generated negative cash flows from operations since inception. As of December 31, 2023 the Company had an accumulated deficit of $262.7 million. The Company has partially funded its operations through cash flows generated by sales of its product offerings, and as of December 31, 2023 the Company had completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its IPO, which generated an additional net proceeds of $107.5 million. As of December 31, 2023, the Company had no outstanding borrowings under its revolving line of credit.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the December 31, 2023 consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable mostly comprise credit card billings and are recorded at the invoiced amounts when an unconditional right to cash exists. Accounts receivable do not bear interest. Accounts outstanding longer than the contractual payment terms are considered past due. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when cash is received. Prior to 2023, the Company did not record an allowance for doubtful accounts, but specifically identified and wrote off uncollectible accounts of $0.7 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.
For the Company’s trade receivables from its customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. The Company’s allowance for doubtful accounts was $0.2 million as of December 31, 2023.
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
Offering Costs
Offering costs, which consisted of direct incremental legal, consulting, accounting, and other fees relating to the anticipated sale of the Company’s common stock in the IPO, were initially capitalized and recorded as deferred offering costs in other non-current assets on the consolidated balance sheets. Upon the completion of the IPO in November 2021, these deferred offering costs were reclassified into stockholders’ equity (deficit) as a reduction from the proceeds of the offering. There were no deferred offering costs as of December 31, 2023 or 2022.
Leases
At the inception of a contract, the Company determines whether the contract is or contains a lease. Lease classification is evaluated by the Company at lease commencement and when significant amendments are executed. For those leases which contain a readily determinable implicit rate, the implicit rate is used to discount lease payments. For those leases which do not provide a readily determinable implicit rate, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The lease term consists of the noncancellable period of the lease and periods covered by options to extend the lease if the Company is reasonably certain to exercise the option. For leases of 12 months or less, the Company expenses lease payments on a straight-line basis over the lease term.
For all operating leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability at the lease commencement date based on the estimated present value of future minimum lease payments, which includes certain lease and non-lease components, over the lease term. Operating lease right-of-use assets and operating lease liabilities have their own lines on the Consolidated Balance Sheets.
Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance lease right-of-use assets and finance lease liabilities have their own lines on the Consolidated Balance Sheets. As discussed in the Leases footnote below, our finance lease arrangements are related to phone hardware, and, as such, the Company depreciates the related finance lease right-of-use assets consistent with the phone hardware useful life policy presented in the table above, or over three years.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the estimated undiscounted future cash flows expected to be generated by the asset and the fair value of long-lived assets for impairment purposes. No events or changes in circumstances were identified and no impairment has been recognized for the years ended December 31, 2023, 2022, and 2021.
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded advertising expense of $8.3 million, $6.3 million, and $7.9 million for the years ended December 31, 2023, 2022, and 2021 respectively. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations.
Sales Commissions
Sales commissions for all sales personnel are deferred and amortized on a straight-line basis over the period of consumer benefit, which has been determined to be three years. See “Deferred Contract Costs” below for more detail on the period of benefit.
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
These costs are recorded as deferred contract costs, net on the consolidated balance sheet. Amortization of deferred contract costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense. Deferred contract costs related to one-time commissions paid to partners are included in cost of revenue. Deferred contract costs related to one-time registration fees paid to mobile carriers are included in cost of revenue. These expenses are amortized on a straight-line basis over the average period of consumer benefit, three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
Monthly commensurate revenue share fees paid to partners are expensed as incurred as their estimated period of benefit does not extend beyond twelve months and, therefore, fall under the practical expedient which allows these costs to be expensed as incurred.
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
Stock-based compensation expense related to purchase rights issued under the Employee Stock Purchase Plan (“ESPP”) is based on the Black-Scholes option-pricing model fair value of the estimated number of awards as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, and includes the Company's accounts receivable, certain financial instruments and contract assets. ASU 2016-13 results in more timely recognition of credit losses. The Company adopted Topic 326 as of January 1, 2023, which did not materially impact the consolidated financial statements.
Accounting Pronouncements Pending Adoption
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and should be adopted retrospectively. The Company is currently evaluating the impact of ASU 2023-07 on its related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 and should be adopted prospectively with the option to be adopted retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on its related disclosures.
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
3.Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers for all periods presented. See Note 2 for a description of the Company’s revenue recognition accounting policy.
Contract Balances
For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $34.1 million, $29.5 million and $22.9 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.
Deferred Contract Costs

The following table summarizes the activity of deferred contract costs (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$18,027	$16,804	$13,386
Capitalization of contract costs	13,313	12,343	12,828
Amortization of deferred contract costs	(12,171)	(11,120)	(9,410)
Ending balance	$19,169	$18,027	$16,804
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
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Subscription and payment processing	$162,715	$136,592	$108,841
Onboarding	3,232	1,288	3,687
Hardware (embedded lease)	4,521	4,237	3,343
Total revenue	$170,468	$142,117	$115,871
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

The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,375	$—	$—	$35,375
Short-term investments
US government and agency securities	25,083	11,526	—	36,609
Commercial paper	—	21,479	—	21,479
Total	$60,458	$33,005	$—	$93,463
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,213	$—	$—	$41,213
Commercial paper	—	8,980	—	8,980
Short-term investments
US government and agency securities	24,944	11,663	—	36,607
Commercial paper	—	14,733	—	14,733
Total	$66,157	$35,376	$—	$101,533
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended December 31, 2023 or 2022.
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,568	$48	$(7)	$36,609
Commercial paper	21,477	11	(9)	21,479
Total	$58,045	$59	$(16)	$58,088
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,595	$18	$(6)	$36,607
Commercial paper	14,733	—	—	14,733
Total	$51,328	$18	$(6)	$51,340
The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,381	$—	$—	$15,381
Cash equivalents
Money market funds	35,375	—	—	35,375
Total	$50,756	$—	$—	$50,756
The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,804	$—	$—	$11,804
Cash equivalents
Money market funds	41,213	—	—	41,213
Commercial paper	8,980	—	—	8,980
Total	$61,997	$—	$—	$61,997

As of December 31, 2023, the weighted-average remaining contractual maturities of available for sale securities was approximately four months.
No available for sale securities held as of December 31, 2023 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2023, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more-likely-than-not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year from the balance sheet date.
For the year ended December 31, 2023, both unrealized holding gains and losses are immaterial and the resulting net unrealized holding gain has been included in accumulated other comprehensive income. For the years ended December 31, 2022 and 2021, there were no unrealized holding gains or losses recorded in accumulated other comprehensive income.
As of December 31, 2023, there was no outstanding debt, and as of December 31, 2022 the fair value of outstanding debt was $10.4 million (Level 2). The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Office equipment	$5,830	$5,146
Office furniture	6,416	5,763
Leasehold improvements	2,731	2,615
Fixed assets not placed in service	25	318
Capitalized internal-use software	6,827	4,828
Phone hardware	—	—
Payment terminals	2,354	2,389
Property and equipment, gross	24,183	21,059
Less accumulated depreciation and amortization	(14,261)	(10,286)
Property and equipment, net	$9,922	$10,773
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $12.0 million, $13.0 million, and $12.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Of this expense, $7.5 million, $9.0 million and $9.1 million was related to phone hardware finance ROU assets (see also Note 7) and data center equipment and has been included in cost of revenue in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. Note that these finance ROU assets were reported as “phone hardware” prior to January 1, 2022.
The carrying value of capitalized internal-use software consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Capitalized internal-use software	$6,827	$4,828
Less: accumulated amortization	(3,665)	(2,408)
Capitalized internal-use software, net	$3,162	$2,420
Capitalized internal-use software amortization expense was $1.2 million, $0.8 million, and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and has been included in the cost of revenue in the consolidated statements of operations. Capitalized software implementation amortization expense was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and has been included in operating expense in the consolidated statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Payroll-related accruals	$12,567	$8,747
Sales and telecom taxes	2,953	2,811
Employee stock purchase plan liability	862	570
Third-party commissions	398	456
Other	1,711	1,052
Total	$18,491	$13,636
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

Company’s incremental borrowing rate or the Company’s intent to exercise or not exercise options available in lease contracts.
Lease expense and other information consisted of the following (in thousands, except terms and rates):

	Year Ended December 31,
	2023	2022
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$7,421	$8,486
Interest on lease liabilities	1,165	923
Operating lease expense	5,690	5,671
Short-term lease expense	18	27
Total lease expense	$14,295	$15,107

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$1,165	$923
Financing cash outflow from finance leases	$7,530	$8,709
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$7,183	$6,655
Operating leases:
Operating cash outflow from operating leases	$5,574	$4,556
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$154	$309

Other information
Finance leases:
Weighted-average remaining lease term (years)	1.8
Weighted-average discount rate	10.3%
Operating leases:
Weighted-average remaining lease term (years)	9.1
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from December 2024 to January 2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of December 31, 2023. The rates implicit in the Company’s operating leases are not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.

Total rent expense for office space leases was $5.5 million, $5.6 million, and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is reported gross of sublease income received. Note that rent expense amounts for periods prior to 2022 are reported under ASC 840.
Future maturities of remaining lease payments included in the measurement of operating lease as of December 31, 2023 are as follows (in thousands):

Years ending December 31,
2024	$5,562
2025	5,701
2026	5,843
2027	5,989
2028	6,139
Thereafter	26,695
Total	55,929
Less: imputed interest	(9,028)
Present value of operating lease obligations	$46,901
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the years ended December 31, 2023, 2022, and 2021, the Company recorded lease revenues associated with phone hardware of $4.5 million, $4.2 million, and $3.3 million, respectively.
In April 2023, the Company entered into a Sublease Agreement for the fourth floor of the office space currently occupied by the Company in Lehi, Utah. During the Year Ended December 31, 2023, the Company recorded sublease revenues associated with this agreement of $0.7 million. These revenues are included in other income (expense) on the Consolidated Statement of Operations.
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of December 31, 2023 the Company had 101 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $55 to $21,473 and have maturity dates ranging from January 2024 to November 2026. As of December 31, 2023, the gross value of phone hardware acquired under these capital leases approximated $20.8 million. Amortization expense on finance-leased phone hardware was $7.4 million, $8.5 million, and $8.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of December 31, 2023 were as follows (in thousands):

Years ending December 31,
2024	$7,482
2025	4,519
2026	2,153
2027	—
2028	—
Thereafter	—
Total	14,154
Less amounts representing interest	(1,512)
Present value of finance lease obligations	$12,642
8.Income Taxes
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	53	—	22
Foreign	247	130	43
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(40)	(26)	(5)
Total	$260	$104	$60
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(30,622)	$(49,551)	$(51,777)
Foreign	(149)	(83)	147
Total	$(30,771)	$(49,634)	$(51,630)
The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	2.70	1.02	2.64
Stock compensation	(5.86)	(4.07)	3.51
Change in valuation allowance	(19.97)	(17.94)	(27.21)
Other	1.29	(0.03)	(0.06)
Effective tax rate	(0.84)%	(0.02)%	(0.12)%

The components of deferred tax assets and (liabilities) were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$44,357	$42,181
Sales and use tax reserves	187	195
Stock compensation	2,112	3,449
Compensation related accruals	1,749	933
Interest expense limitations	396	487
Leases - Right-of-use liability	11,702	13,150
Other	168	55
Fixed assets	1,013	736
Capitalized research expenses	8,470	5,411
Valuation allowance	(54,867)	(48,723)
Total deferred tax assets - net	15,287	17,874
Deferred tax liabilities:
State taxes	—	(1,267)
Intangible assets	(266)	(342)
Leases - Right-of-use asset	(10,309)	(11,729)
Deferred contract costs	(4,647)	(4,512)
Total deferred tax liabilities	(15,222)	(17,850)
Net deferred taxes assets	$65	$24
Activity of the deferred tax asset valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the year	$48,723	$40,101	$26,052
Charged to costs and expense	6,144	8,622	14,049
Balance at end of the year	$54,867	$48,723	$40,101
The Company evaluates its ability to realize net deferred tax assets by considering all available positive and negative evidence including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. A full valuation allowance was maintained on domestic deferred tax assets as of December 31, 2023, primarily due to cumulative losses in recent years. Net deferred tax assets are included in the other non-current assets on the consolidated balance sheets.
As of December 31, 2023, U.S. Federal and State net operating loss (“NOL”) carry forwards are both approximately $191.8 million and $139.6 million. These NOLs have expiration dates starting in 2037 for U.S. Federal and 2032 for State jurisdictions. The U.S. Federal NOL generated in 2018 and years forward, are not subject to a carryforward limitation and can be utilized at any time in the future. The total U.S. Federal NOLs not subject to carryover limitation are $160.1 million. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
ASC 740-10, Accounting for Uncertainty in Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The Company determined it did not have any unrecognized tax benefits at December 31, 2023 or 2022. The Company accounts for interest expense and penalties for unrecognized tax benefits as a part of its income tax provision. The Company does not anticipate any significant changes in unrecognized tax benefits during the next 12 months.
The Company files income tax returns in the U.S. Federal jurisdiction and in various states. Additionally, the Company files income tax returns in the foreign jurisdictions in which it operates. The statute of limitations for the federal U.S. income tax returns is still open for tax years 2020 forward. The statute of limitations for state income tax returns varies between three and four years in the state taxing jurisdictions where the Company files, and would still be open for tax years 2019 forward or 2018 depending on the jurisdiction. The statute of limitations in the foreign jurisdictions varies by foreign jurisdiction, however, the Company has open returns in the foreign jurisdictions beginning for tax year 2020.
9.Related Party Transactions
There were no related-party transactions during the years ended years ended December 31, 2023 2022, and 2021.
10.Commitments and Contingencies
Legal Matters
As of December 31, 2023 and through the issuance date of these consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
Other Purchase Commitments
In the ordinary course of business the Company has entered into certain non-cancelable contractual commitments related to third-party cloud infrastructure agreements and subscription arrangements. As of December 31, 2023 the commitments related to these services totaled $18.7 million.
Future minimum payments on these non-cancelable contractual commitments as of December 31, 2023, are as follows (in thousands):

Years ending December 31,
2024	$4,044
2025	4,589
2026	4,827
2027	5,250
2028	—
Thereafter	—
Total	$18,710
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

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of December 31, 2023.
11.Current and Long-Term Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement requires that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank plus short-term investments managed by Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. In April 2023, the Company amended the revolving line of credit agreement with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (“SVB”), which amended certain terms of the August 2021 Agreement, including but not limited to, (i) extending the maturity date from August 2023 to August 2025 and (ii) setting EBITDA financial covenants of the Company for the 2023 fiscal year.
In November 2023, the Company paid off the balance on the line of credit prior to its maturity, but did not otherwise modify the line of credit. As of December 31, 2023, there was no balance outstanding on the line of credit, and the maximum borrowing capacity of $50.0 million was available to the Company. As of December 31, 2022, the Company had an outstanding balance of $10.0 million on the line of credit, which was classified as a current liability in the Company’s consolidated balance sheet. The Company was in compliance with all debt covenants as of December 31, 2023 and 2022.
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

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$971	$723	$526
Sales and marketing	4,233	3,436	1,962
Research and development	5,590	4,576	3,545
General and administrative	12,029	10,017	8,058
Total	$22,823	$18,752	$14,091
Equity Incentive Plan
During 2016, the Company adopted the 2015 Equity Incentive Plan (the “2015 EIP”) under which common stock options could be issued for employee awards and the Company began issuing stock options under this plan in 2016.
In November 2021 in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” and, together with the 2015 EIP, the “EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. Upon adoption of the 2021 EIP, the 2015 EIP plan was terminated. All options issued and outstanding or available for issuance under the 2015 EIP were absorbed into the 2021 EIP. Along with the absorbed 2015 EIP options, the Company reserved an additional 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the Board, subject to a maximum amount. In the first quarter of 2023, the board reserved an additional 3.3 million common shares for future issuance under the 2021 EIP. These plans are collectively referred to herein as the “EIP”.
Stock-based compensation expense related to the EIP was $22.1 million, $18.1 million and $10.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (ISOs). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 333,998 as of December 31, 2023.
Unrecognized stock-based compensation expense related to stock options as of December 31, 2023 and December 31, 2022 was $3.4 million and $10.2 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of December 31, 2023 and December 31, 2022 the weighted-average vesting periods approximated 1.21 years and 1.49 years, respectively.
The aggregate intrinsic value of options outstanding is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
Stock option activity was as follows for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,185,876	$6.32	5.03	$3,470
Exercisable as of December 31, 2022	3,060,997	$6.47	3.87	$3,286

2023 Activity
Granted	—	$—
Exercised	(1,756,386)	$7.33
Forfeited and expired	(588,755)	$9.62
Outstanding as of December 31, 2023	1,840,735	$4.32	5.96	$13,165
Exercisable as of December 31, 2023	1,480,536	$3.82	5.62	$11,320
The aggregate intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $3.9 million, $5.5 million and $47.6 million, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
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
The assumptions used in the Black-Scholes pricing model for stock-based compensation for options granted in the periods below were as follows:

Year Ended December 31,
2021
Risk free interest rate	0.97% - 1.06%
Expected term	5.83 - 6.25 Years
Expected volatility	42.43% - 43.01%
Dividend yield	0.00%
The Company did not grant any options during the years ended December 31, 2023 and 2022.
Estimated fair value of granted options by grant date based on the Black-Scholes model:

	Number of Options	Fair Value
April 2021	249,067	$9.8159
July 2021	1,610,102	$9.1387
September 2021	580,590	$8.6490
In November 2022, the Company held a special meeting to approve a one-time repricing of 1,159,479 of its outstanding common stock option awards previously granted to certain service providers under the 2015 Equity Incentive Plan (the “Option Repricing”). The repricing only affected stock options held by “service providers” as defined under the 2015 Plan (“Eligible Participants”) other than (x) any current or former member of the Company’s board of directors, (y) any of the Company’s current or former Chief Executive Officers and (z) former employees or other service providers. Prior to the Option Repricing, these awards had per share exercise prices between $9.04 and $19.60; the Option Repricing reduced the exercise price of these awards to $7.00 per share. All other terms of the awards remained the same. This repricing resulted in incremental stock-based compensation expense of approximately $1.1 million to be recognized over the weighted average remaining vesting period of 2.5 years. Of this, approximately $0.4 million was recognized in 2022, which is included within the total 2022 EIP expense amount reported above.
Restricted Stock Units
RSUs granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three or four years. A total of 76,320 RSUs have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. A total of 59,362 RSUs issued to non-employee directors have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. A total of 146,136 RSUs issued to non-employee directors have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	8,278,361	$5.51
Granted	3,945,234	6.42
Vested	(3,662,161)	5.59
Canceled	(1,056,586)	5.30
Outstanding as of December 31, 2023	7,504,848	$5.98
The total fair value of awards vested was $20.5 million and $1.0 million during the years ended December 31, 2023 and 2022, respectively. In February 2023, the Company’s board of directors approved a net share settlement approach for satisfaction of tax withholding obligations in connection with settlement of taxes for RSUs. Accordingly a portion of the vested RSUs were net-settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. During the year ended December 31, 2023, the Company withheld 1,333,489 shares, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities was $10.4 million for the year ended December 31, 2023. Prior to 2023, the Company had not net-settled vesting RSUs.
As of December 31, 2023 there was $38.4 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.01 years.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the IPO. As of December 31, 2023 and December 31, 2022, 2,600,637 and 1,943,246 shares were reserved for issuance, and 457,593 and 165,347 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors.

Except for the initial offering period, the 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. The initial offering period began on December 1, 2021 and ended on August 15, 2022 and consists of one purchase period, which is the last day of the offering period.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.7 million, $0.6 million, and $0.1 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2023 and December 31, 2022, $0.9 million and $0.6 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of December 31, 2023, total unrecognized compensation costs related to the ESPP was $0.1 million, which will be amortized over the remaining offering period through February 15, 2024.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk free interest rate	4.98% - 5.54%	3.12%
Expected term	0.50 years	0.50 years
Expected volatility	61.48% - 67.16%	90.62%
Dividend yield	0.00%	0.00%
Secondary Sales of Common Stock
Prior to the Company’s IPO, certain of the Company’s investors acquired outstanding shares of Company common stock from employees and certain sales of Company common stock by employees to new investors were facilitated by the Company. For these transactions, and where shares of Company common stock were acquired at a price in excess of the estimated fair value of the Company’s common stock, the Company recorded stock-based compensation expense of the difference between the price paid by the investors and the estimated fair value as of the date of the transactions. For the years ended December 31, 2023 and 2022, there were no secondary stock transactions that resulted in stock-based compensation charges. Stock-based compensation expense for these transactions totaled $3.4 million for the year ended December 31, 2021.
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
13.Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(31,031)	$(49,738)	$(51,690)
Less: cumulative dividends on redeemable convertible preferred stock	—	—	(1,961)
Net loss attributable to common stock holders - basic and diluted	$(31,031)	$(49,738)	$(53,651)
Denominator:
Weighted-average common shares outstanding - basic and diluted	67,694,978	65,083,198	20,636,583
Net loss per share
Net loss per share, basic and diluted	$(0.46)	$(0.76)	$(2.60)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	1,840,735	4,185,876	7,574,136
Number of shares issuable from ESPP	123,899	253,038	169,025
Restricted stock units	7,504,848	8,278,361	171,075
Total	9,469,482	12,717,275	7,914,236
14.Retirement Plan
In March 2016, the Company established a qualified domestic 401(k) defined contribution plan covering substantially all employees. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service which was $22,500 for the year ended December 31, 2023, $20,500 for the year ended December 31, 2022, and $19,500 for the year ended December 31, 2021. During the years ended December 31, 2023, 2022 and 2021 the Company made approximately $3.35 million, $2.88 million, and $2.13 million in employer matching contributions to this plan, respectively.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40998	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40998	3.2	November 18, 2021
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant					X
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-260321	4.1	November 2, 2021
4.2	Third Amended and Restated Investor Rights Agreement, dated as of October 18, 2019, by and among the Registrant and certain investors of the Registrant	S-1	333-260321	4.2	October 18, 2021
4.3	Description of Securities	10-K	001-40998	4.3	March 23, 2022
10.1+	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-260321	10.1	November 2, 2021
10.2+	2015 Equity Incentive Plan, as amended	S-1	333-260321	10.2	October 18, 2021
10.3+	2021 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-260321	10.3	November 2, 2021
10.4+	2021 Employee Stock Purchase Plan	S-1/A	333-260321	10.4	November 2, 2021
10.5+	Non-Employee Director Compensation Policy	10-Q	001-40998	10.1	May 13, 2022
10.6+	Weave Communications, Inc. 2022 Inducement Equity Incentive Plan and related forms of award agreements thereunder	10-K	001-40998	10.6	March 16, 2023
10.7+	Employment Agreement, dated October 30, 2021, by and between Alan Taylor and the Registrant	S-1/A	333-260321	10.6	November 2, 2021
10.8+	Employment Agreement, dated October 30, 2021, by and between Matthew Hyde and the Registrant	10-Q	001-40998	10.3	May 13, 2022
10.9+	Amended and Restated Employment Agreement, dated September 30, 2022, by and between Brett White and the Registrant	8-K	001-40998	10.1	October 4, 2022
10.10	Lease Agreement, dated November 8, 2019, by and between Lehi Block Office 1, L.C. and the Registrant, as amended	S-1	333-260321	10.10	October 18, 2021
10.11†	Second Amended and Restated Loan and Security Agreement, dated as of April 9, 2020, by and among First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), the Registrant, and Weave Communications Canada, Inc., as amended	10-Q	001-40998	10.1	May 9, 2023
10.12+	Executive Incentive Bonus Plan, dated August 8, 2023	10-Q	001-40998	10.1	August 8, 2023
21.1	List of subsidiaries of the Registrant	S-1	333-260321	21.1	October 18, 2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy	X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations of the Years Ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021 (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL	X
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

Weave Communications, Inc.
Dated: March 13, 2024	By:	/s/ Brett White
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brett White	Chief Executive Officer and Director	March 13, 2024
Brett White	(Principal Executive Officer)

/s/ Alan Taylor	Chief Financial Officer	March 13, 2024
Alan Taylor	(Principal Financial and Accounting Officer)

/s/ David Silverman	Director	March 13, 2024
David Silverman

/s/ Tyler Newton	Director	March 13, 2024
Tyler Newton

/s/ Blake G Modersitzki	Director	March 13, 2024
Blake G Modersitzki

/s/ Stuart C. Harvey Jr.	Director and Chairperson of the Board of Directors	March 13, 2024
Stuart C. Harvey Jr.

/s/ Debora Tomlin	Director	March 13, 2024
Debora Tomlin

/s/ George P. Scanlon	Director	March 13, 2024
George P. Scanlon