Form 10-Q
period 2024-03-31
Weave Communications, Inc.
filed 2024-05-09
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 6, 2024, the registrant had 71,123,007 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” listed under Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,609	$50,756
Short-term investments	51,714	58,088
Accounts receivable, net	19,018	3,511
Deferred contract costs, net	10,854	10,547
Prepaid expenses and other current assets	7,527	6,876
Total current assets	119,722	129,778
Non-current assets:
Property and equipment, net	9,520	9,922
Operating lease right-of-use assets	40,495	41,318
Finance lease right-of-use assets	10,402	10,351
Deferred contract costs, net, less current portion	9,110	8,622
Other non-current assets	925	1,021
TOTAL ASSETS	$190,174	$201,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,160	$5,171
Accrued liabilities	13,937	18,491
Deferred revenue	39,842	38,850
Current portion of operating lease liabilities	4,004	3,821
Current portion of finance lease liabilities	6,417	6,520
Total current liabilities	68,360	72,853
Non-current liabilities:
Operating lease liabilities, less current portion	42,069	43,080
Finance lease liabilities, less current portion	6,309	6,122
Total liabilities	116,738	122,055
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 70,980,371 and 70,116,357 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	343,496	341,514
Accumulated deficit	(269,870)	(262,667)
Accumulated other comprehensive income (loss)	(190)	110
Total stockholders' equity	73,436	78,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,174	$201,012
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$47,173	$39,565
Cost of revenue	14,186	13,031
Gross profit	32,987	26,534
Operating expenses:
Sales and marketing	19,630	17,218
Research and development	9,645	7,694
General and administrative	11,867	10,140
Total operating expenses	41,142	35,052
Loss from operations	(8,155)	(8,518)
Other income (expense):
Interest income	420	436
Interest expense	(319)	(472)
Other income (expense), net	865	715
Loss before income taxes	(7,189)	(7,839)
Provision for income taxes	(14)	(20)
Net loss	$(7,203)	$(7,859)
Net loss per share - basic and diluted	$(0.10)	$(0.12)
Weighted-average common shares outstanding - basic and diluted	70,452,944	65,954,521
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(7,203)	$(7,859)
Other comprehensive loss
Change in foreign currency translation, net of tax	(238)	(34)
Net unrealized gain (loss) on investments, net of tax	(62)	18
Total comprehensive loss	$(7,503)	$(7,875)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110	$78,957
Issuance of common shares from stock option exercises	60,548	—	291	—	—	291
Issuance of common shares from the employee stock purchase plan	113,959	—	1,020	—	—	1,020
Vesting of restricted stock units	1,205,838	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(516,331)	—	(6,101)	—	—	(6,101)
Stock-based compensation	—	—	6,772	—	—	6,772
Foreign currency translation adjustments, net of tax	—	—	—	—	(238)	(238)
Net unrealized loss on investments	—	—	—	—	(62)	(62)
Net loss	—	—	—	(7,203)	—	(7,203)
BALANCE - March 31, 2024	70,980,371	$—	$343,496	$(269,870)	$(190)	$73,436

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2022	65,739,053	$—	$314,884	$(231,636)	$(29)	$83,219
Issuance of common shares from stock option exercises	41,175	—	73	—	—	73
Issuance of common shares from the employee stock purchase plan	134,336	—	622	—	—	622
Vesting of restricted stock units	586,640	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(163,752)	—	(753)	—	—	(753)
Stock-based compensation	—	—	4,513	—	—	4,513
Foreign currency translation adjustments, net of tax	—	—	—	—	(34)	(34)
Net unrealized gain on investments	—	—	—	—	18	18
Net loss	—	—	—	(7,859)	—	(7,859)
BALANCE - March 31, 2023	66,337,452	$—	$319,339	$(239,495)	$(45)	$79,799
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,203)	$(7,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,045	3,045
Amortization of operating right-of-use assets	972	938
Provision for losses on accounts receivable	250	422
Amortization of deferred contract costs	3,292	2,976
Loss on disposal of assets	1	3
Stock-based compensation	6,772	4,513
Net accretion of discounts on short-term investments	(637)	(687)
Changes in operating assets and liabilities:
Accounts receivable	(15,757)	(177)
Deferred contract costs	(4,087)	(3,212)
Prepaid expenses and other assets	(555)	534
Accounts payable	(1,017)	355
Accrued liabilities	(4,554)	1,162
Operating lease liabilities	(977)	(900)
Deferred revenue	754	428
Net cash provided by (used in) operating activities	(19,701)	1,541
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	23,770	13,000
Purchases of short-term investments	(16,821)	(17,485)
Purchases of property and equipment	(513)	(620)
Capitalized internal-use software costs	(305)	(334)
Net cash provided by (used in) investing activities	6,131	(5,439)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(1,787)	(1,960)
Proceeds from stock option exercises	291	73
Payments for taxes related to net share settlement of equity awards	(6,101)	(753)
Proceeds from the employee stock purchase plan	1,020	622
Net cash used in financing activities	(6,577)	(2,018)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,147)	(5,916)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,756	61,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,609	$56,081
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$319	$472
Cash paid during the period for income taxes	$14	$20
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,871	$1,928
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$149	$154
Unrealized loss on short-term investments	$(62)	$18

See accompanying notes to these unaudited condensed consolidated financial statements

1.Description of the Business
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract costs, the incremental borrowing rate used in determining the value of right-of-use assets and lease liabilities, and useful lives for depreciable assets.
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
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the three months ended March 31, 2024. To date, the Company has not experienced material losses related to non-payment by customers.
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
With the exception of payments services and installation revenue, customers are billed in advance and they may elect to be billed on a monthly or annual basis. The Company records contract liabilities to deferred revenue when cash payments are received, or billings are due in advance of revenue recognition from services. Deferred revenue is recognized as revenue when, or as, the performance obligations are satisfied. Software and phone service revenue is recognized net of discounts in the condensed consolidated statements of operations. The Company does not consider discounts variable consideration as they are stated on each agreement and not subject to contingencies or variability. The Company collects sales and communications taxes from its customers. In the statement of operations, amounts collected from taxes are excluded from the reported revenue amounts.
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. As of March 31, 2024, approximately $0.7 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. As the right to invoice for this $0.7 million does not begin until April 2024, this amount is not recorded in deferred revenue as of March 31, 2024. The Company expects to recognize revenue on these remaining performance obligations over the next 4 months.
In addition to providing software and VoIP phone services, the Company provides phone hardware to its customers as part of its subscription offering. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in the Accounting Standards Codification (“ASC”) 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. For each of the the three months ended March 31, 2024 and 2023 the Company recorded $1.1 million in lease revenues associated with phone hardware.
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
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023 the Company did not have any restricted cash.
Liquidity and Capital Resources

The Company has incurred losses and, prior to 2023, generated negative cash flows from operations since inception. The Company also generated negative cash flows from operations for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $269.9 million. The Company has partially funded its operations through cash flows generated by the sales of its product offerings and, as of March 31, 2024, the Company had completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering, which generated additional net proceeds of $107.5 million. As of March 31, 2024, the Company had no outstanding borrowings under its revolving line of credit and $50.0 million in available borrowings.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the March 31, 2024, unaudited condensed consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.
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
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Realized gains for the three months ended March 31, 2024 and 2023, were $0.6 million and $0.7 million, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended March 31, 2024 and 2023, the Company recorded advertising expense of $2.4 million and $1.9 million, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
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
These costs are recorded as deferred contract costs, net on the consolidated balance sheet. Amortization of deferred contract costs related to commissions and the associated taxes and fringe benefit costs are included in sales and marketing expense. Deferred contract costs related to one-time registration fees paid to mobile carriers are included in cost of revenue. These expenses are amortized on a straight-line basis over the average period of consumer benefit, three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
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
Contract Balances

The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $19.3 million and $16.7 million for the three months ended March 31, 2024 and 2023, respectively.
Deferred Contract Costs
As discussed in Note 2, the Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.3 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Subscription and payment processing	$45,092	$37,692
Onboarding	960	784
Hardware (embedded lease)	1,121	1,089
Total revenue	$47,173	$39,565
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$19,300	$—	$—	$19,300
Short-term investments
US government and agency securities	36,620	1,002		37,622
Commercial paper	—	14,092	—	14,092
Total	$55,920	$15,094	$—	$71,014

The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,375	$—	$—	$35,375
Commercial paper	—	—	—	—
Short-term investments
US government and agency securities	25,083	11,526	—	36,609
Commercial paper	—	21,479	—	21,479
Total	$60,458	$33,005	$—	$93,463
The following tables summarize the Company's short-term investments on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$37,640	$8	$(26)	$37,622
Commercial paper	14,094	5	(7)	14,092
Total	$51,734	$13	$(33)	$51,714

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,568	$48	$(7)	$36,609
Commercial paper	21,477	11	(9)	21,479
Total	$58,045	$59	$(16)	$58,088
The following tables summarize the Company’s cash and cash equivalents on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,309	$—	$—	$11,309
Cash equivalents
Money market funds	19,300	—	—	19,300
Total	$30,609	$—	$—	$30,609

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,381	$—	$—	$15,381
Cash equivalents
Money market funds	35,375	—	—	35,375
Commercial paper	—	—	—	—
Total	$50,756	$—	$—	$50,756

As of March 31, 2024, the weighted-average remaining contractual maturities of available-for-sale securities was approximately six months.
No available-for-sale securities held as of March 31, 2024 have been in a continuous unrealized loss position for more than twelve months. As of March 31, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year from the balance sheet date.
For the three months ended March 31, 2024 and 2023, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding gain/loss was included in accumulated other comprehensive income.
As of March 31, 2024 and December 31, 2023, there was no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Office equipment	$6,065	$5,830
Office furniture	6,416	6,416
Leasehold improvements	2,759	2,731
Fixed assets not placed in service	—	25
Capitalized internal-use software	7,132	6,827
Payment terminals	2,410	2,354
Property and equipment, gross	24,782	24,183
Less accumulated depreciation and amortization	(15,262)	(14,261)
Property and equipment, net	$9,520	$9,922
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $3.0 million for each of the three months ended March 31, 2024 and 2023. Of this expense, $1.8 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively, was related to phone hardware finance ROU assets (see also Note 7) and data center equipment and has been included in cost of revenue in the condensed consolidated statements of operations. Capitalized internal-use software amortization expense was $0.3 million for each of the three months ended March 31, 2024 and 2023, respectively, which has been included in the cost of revenue in the statements of operations. Capitalized implementation amortization expense was $0.1 million and zero for the three months ended March 31, 2024 and 2023, respectively, and has been included in operating expense in the condensed consolidated statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Payroll-related accruals	$7,562	$12,567
Sales and telecom taxes	3,035	2,953
Employee stock purchase plan liability	414	862
Third-party commissions	407	398
Other	2,519	1,711
Total	$13,937	$18,491
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
Components of lease expense and other information for the periods presented are summarized as follows (in thousands, except terms and rates):

	Three Months Ended March 31,
	2024	2023
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,820	$1,939
Interest on lease liabilities	318	273
Operating lease expense	1,423	1,423
Short-term lease expense	8	6
Total lease expense	$3,569	$3,641

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$318	$273
Financing cash outflow from finance leases	$1,787	$1,960
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,871	$1,928
Operating leases:
Operating cash outflow from operating leases	$1,431	$1,385
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$149	$154

Other information as of March 31, 2024
Finance leases:
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	10.7%
Operating leases:
Weighted-average remaining lease term (years)	8.8
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from December 2024 to January

2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of March 31, 2024. The rates implicit in the Company’s operating leases are not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million for each of the three months ended March 31, 2024 and 2023 and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Years ending December 31,
Remaining 2024	$4,290
2025	5,701
2026	5,843
2027	5,989
2028	6,139
Thereafter	26,695
Total	54,657
Less: imputed interest	(8,584)
Present value of operating lease obligations	$46,073
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For each of the three months ended March 31, 2024 and 2023, the Company recorded lease revenues associated with phone hardware of $1.1 million.
In April 2023, the Company entered into a Sublease Agreement for the fourth floor of the office space currently occupied by the Company in Lehi, Utah. During the three months ended March 31, 2024, the Company recorded sublease revenues associated with this agreement of $0.2 million. These revenues are included in other income (expense) on the condensed consolidated statement of operations.
Finance leases
The Company is the lessee in all of its finance lease arrangements. The Company finances its purchases of phone hardware through lease agreements classified as finance leases. As of March 31, 2024 the Company had 99 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $55 to $22,632 and have maturity dates ranging from April 2024 to March 2027. As of March 31, 2024, the gross value of phone hardware acquired under these finance leases approximated $21.2 million. Amortization expense on finance-leased phone hardware was $1.8 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively, which is included in the depreciation expense referenced in Note 5.

Future minimum lease payments for the Company’s finance leases as of March 31, 2024 were as follows (in thousands):

Years ending December 31,
Remaining 2024	$5,914
2025	5,234
2026	2,799
2027	360
2028	—
Thereafter	—
Total	14,307
Less: amounts representing interest	(1,581)
Present value of finance lease obligations	$12,726
8.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported provision for income taxes of $14.1 thousand and $19.9 thousand for the March 31, 2024 and 2023, respectively, which resulted in an effective tax rate of (0.2)% and (0.3)%, for the three months ended March 31, 2024 and 2023, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
9.Long-Term Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank plus short-term investments managed by Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants for the three months ended March 31, 2024 and the year ended December 31, 2023. As of March 31, 2024, the total outstanding balance on the line of credit was zero. In March 2024, the Company amended the revolving line of credit agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which amended certain terms of the August 2021 Agreement, including but not limited to, setting EBITDA financial covenants of the Company for the 2024 fiscal year.
10. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plan, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying condensed consolidated statements of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$239	$213
Sales and marketing	1,151	964
Research and development	1,898	930
General and administrative	3,484	2,406
Total	$6,772	$4,513
Equity Incentive Plan
In November 2021, in connection with the initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” or “EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. In addition to shares remaining available for issuance under a prior plan and shares subject to awards under the prior plan that may return to EIP , the Company reserved 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the board of directors of the Company (the “Board”), subject to a maximum amount. In the first quarter of 2024 and 2023, the Board reserved an additional 3.5 million and 3.3 million common shares, respectively, for future issuance under the 2021 EIP.
In March 2023, the Company adopted the 2022 Inducement Equity Incentive Plan and reserved an additional 7.0 million shares of common stock for future issuance.
Stock-based compensation expense related to the EIP was $6.6 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively.
Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 333,998 and 1,843,763 as of March 31, 2024 and 2023, respectively.
Unrecognized stock-based compensation expense related to outstanding stock options as of March 31, 2024 and 2023 was $2.6 million and $7.5 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of March 31, 2024 and 2023 the weighted-average vesting periods approximated 1.02 years and 1.30 years, respectively.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,840,735	$4.32	5.96	$13,165
Exercisable as of December 31, 2023	1,480,536	$3.82	5.62	$11,320

Granted	—	$—
Exercised	(60,548)	$4.80
Forfeited and expired	(2,075)	$5.81
Outstanding as of March 31, 2024	1,778,112	$4.30	5.71	$12,768
Exercisable as of March 31, 2024	1,495,817	$3.89	5.44	$11,348
The aggregate intrinsic value of options exercised was $0.5 million for the three months ended March 31, 2024. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
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
Restricted Stock Units
RSUs granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service based condition for these awards is generally satisfied over three or four years. A total of 30,210 RSUs have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. A total of 39,575 RSUs issued to non-employee directors have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. A total of 146,136 RSUs issued to non-employee directors have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
As of March 31, 2024, there was $56.0 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.3 years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,504,848	$5.98

Granted	2,068,200	$11.64
Vested	(1,205,838)	$5.28

Canceled	(81,064)	$6.78
Outstanding as of March 31, 2024	8,286,146	$7.48
The total fair value of RSUs that vested during the three months ended March 31, 2024 was $6.4 million. A portion of these RSUs were net-settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. During the three months ended March 31, 2024, the Company withheld 516,331 shares, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities was $6.1 million for the three months ended March 31, 2024 and $0.8 million for the three months ended March 31, 2023.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. As of March 31, 2024 and December 31, 2023, 3,301,800 and 2,600,637 shares were reserved for issuance, and 571,552 and 457,593 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year by an amount to be determined by the Board. In the first quarter of 2024, the Board reserved an additional 0.7 million common shares for issuance under the ESPP.
The 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period.
During each of the three months ended March 31, 2024 and 2023, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP. As of March 31, 2024 and December 31, 2023, $0.4 million and $0.9 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of March 31, 2024, total unrecognized compensation costs related to the ESPP was $0.3 million, which will be amortized over the remaining offering period through August 15, 2024.
11.Related Party Transactions
There were no related-party transactions during the three months ended March 31, 2024 and 2023.
12.Commitments and Contingencies
Legal Matters
As of March 31, 2024, and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of March 31, 2024.
13. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three and three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(7,203)	$(7,859)
Denominator:
Weighted-average common shares outstanding - basic and diluted	70,452,944	65,954,521
Net loss per share
Net loss per share, basic and diluted	$(0.10)	$(0.12)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share as of the end of the periods presented because their inclusion would have been antidilutive:

	March 31, 2024	March 31, 2023
Options to purchase common stock	1,778,112	3,913,926
Number of shares issuable from ESPP	130,113	192,551
Restricted stock units	8,286,146	7,457,059
Total	10,194,371	11,563,536

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
In this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its consolidated subsidiaries.
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
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring hardware fees. These recurring revenues accounted for 92% of our revenue for each of the three months ended March 31, 2024 and 2023, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Subscription and payment processing:
Revenue	$45,092	$37,692
Cost of revenue	(10,536)	(8,978)
Gross profit	$34,556	$28,714
Gross margin	77%	76%
Onboarding:
Revenue	$960	$784
Cost of revenue	(1,832)	(2,125)
Gross profit	$(872)	$(1,341)
Gross margin	(91)%	(171)%
Hardware:
Revenue	$1,121	$1,089
Cost of revenue(1)	(1,818)	(1,928)
Gross profit(1)	$(697)	$(839)
Gross margin	(62)%	(77)%
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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 77% and 76% for the three months ended March 31, 2024 and 2023, respectively.
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

	March 31,
	2024	2023
Dollar-based net retention rate	96%	97%
Dollar-based gross retention rate	92%	93%
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
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month-to-month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. Approximately 40% of customer locations elected annual prepayments as of March 31, 2024 and 2023. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, sales commissions, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit, which is determined to be three years. In addition to personnel-related expenses, marketing expenses consist of lead-generating and other advertising activities in which we bring industry experts together with local practitioners in cities across the U.S. to help them grow their businesses and discuss various industry-based topics, as well as the cost of traveling to and attending trade shows.
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
Interest Expense
Interest expense results primarily from interest payments on our borrowings and interest on finance lease obligations. Interest on borrowings is based on a floating per annum rate at specified percentages above the prime rate. Interest on finance leases is based on the rate implicit within the lease agreement.
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
Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue	$47,173	$39,565
Cost of revenue (1)	14,186	13,031
Gross profit	32,987	26,534

Operating expenses:
Sales and marketing (1)	19,630	17,218
Research and development (1)	9,645	7,694
General and administrative (1)	11,867	10,140
Total operating expenses	41,142	35,052
Loss from operations	(8,155)	(8,518)

Other income (expense):
Interest income	420	436
Interest expense	(319)	(472)
Other income (expense), net	865	715
Loss before income taxes	(7,189)	(7,839)
Provision for income taxes	(14)	(20)
Net loss	$(7,203)	$(7,859)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue	$239	$213
Sales and marketing	1,151	964
Research and development	1,898	930
General and administrative	3,484	2,406
Total stock-based compensation	$6,772	$4,513
See Note 10 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	30	33
Gross profit	70	67

Operating expenses:
Sales and marketing	42	44
Research and development	20	19
General and administrative	25	26
Total operating expenses	87	89
Loss from operations	(17)	(22)

Other income (expense):
Interest income	1	1
Interest expense	(1)	(1)
Other income (expense), net	2	2
Loss before income taxes	(15)	(20)
Provision for income taxes	—	—
Net loss	(15)%	(20)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Revenue	$47,173	$39,565	$7,608	19%
Revenue increased by $7.6 million or 19% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Of the total increase, approximately $6.6 million, or 87%, was attributable to new customers acquired subsequent to March 31, 2023, and $1.0 million, or 13%, was attributable to existing customers under subscription as of March 31, 2023.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$14,186	$13,031	$1,155	9%
Gross margin	70%	67%
The increase in cost of revenue was primarily due to a $0.7 million increase in direct costs to support customer usage, particularly with telecommunications connectivity and cloud infrastructure costs, and credit card processing fees. We also experienced a $0.5 million increase in personnel-related costs from our customer support and onboarding functions. Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was driven by successful efforts to reduce third-party costs incurred for specific platform features and overall data usage, as well as a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware. Gross margin improvement was also driven by realized efficiencies within our customer support and onboarding functions.
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$19,630	$17,218	$2,412	14%
The increase in sales and marketing expenses was primarily attributable to a $1.3 million increase in personnel-related expenses, including increases in stock-based compensation, and commission/bonus incentives. We also increased demand generation expenses of $0.6 million driven by our direct-mail and digital media efforts and incurred $0.3 million in additional event-related costs due to increased in-person trade show attendance.
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Research and development	$9,645	$7,694	$1,951	25%
The increase in research and development expenses was due to an increase of $2.0 million in personnel-related expenses, largely from salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
General and administrative	$11,867	$10,140	$1,727	17%
The increase in general and administrative expenses was due to a $1.8 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Interest income	$420	$436
Interest expense	(319)	(472)
Other income (expense), net	865	715
Total other income (expense), net	$966	$679	$287	42%

The decrease in interest expense was due to paying down the line of credit in November 2023.
The increase in interest income and other income was due to additional earnings generated on market securities and other short-term investments and, to a lesser extent, a rise in average interest rates over the period.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$(14)	$(20)	$6	(30)%
Provision for income taxes decreased by an immaterial amount due to increases in foreign operational expenses, and the resulting decrease in taxable income in our foreign jurisdictions. We expect income tax expense to increase in conjunction with growth in our international subsidiaries in the long term.
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

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(19,701)	$1,541
Net cash provided by (used in) investing activities	6,131	(5,439)
Net cash used in financing activities	(6,577)	(2,018)
Free cash flow	(20,519)	587
Net cash provided by (used in) operating activities as a percentage of revenue	(42)%	4%
Free cash flow margin	(43)%	1%
Net loss	(7,203)	(7,859)
Adjusted EBITDA	$(358)	$(3,114)
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and capitalized internal-use software costs, and free cash flow margin as free cash flow as a percentage of revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors, even if negative, as they provide information about the amount of cash consumed by our combined operating and investing activities. For example, as free cash flow has in the past been negative, we have needed to access cash reserves or other sources of capital for these investments. Comparability of our free cash flow between the three months ended March 31, 2024 and the three months ended March 31, 2023 was affected by the implementation of a new billing system that necessitated deferring March 2024 subscription billings into April 2024. This resulted in an increase in unbilled accounts receivable as of March 31, 2024, and a corresponding decrease in free cash flow for the three months then ended, of approximately $15.0 million. Comparability was also affected by the timing of 2023 annual bonus payouts, which were paid out in March 2024 and amounted to approximately $7.0 million. In prior years, annual bonuses were paid out in the second quarter. Excluding the impact of both the delay in billing and the timing difference of the bonus pay out, free cash flow would have been positive for the three months ended March 31, 2024.
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
Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenue	$47,173	$39,565

Net cash provided by (used in) operating activities	$(19,701)	$1,541
Less: Purchase of property and equipment	(513)	(620)
Less: Capitalized internal-use software	(305)	(334)
Free cash flow	$(20,519)	$587
Net cash provided by (used in) investing activities	$6,131	$(5,439)
Net cash used in financing activities	$(6,577)	$(2,018)
Net cash provided by (used in) operating activities as a percentage of revenue	(42)%	4%
Free cash flow margin	(43)%	1%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended March 31,
	2024	2023
Net loss	$(7,203)	$(7,859)
Interest expense	319	472
Provision for income taxes	14	20
Interest income	(420)	(436)
Other income/expense, net	(865)	(715)
Depreciation(1)	609	592
Amortization(2)	416	299
Stock-based compensation	6,772	4,513
Adjusted EBITDA	$(358)	$(3,114)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $269.9 million as of March 31, 2024 and, prior to 2023, have generated negative cash flows from operations. We also generated negative cash flows from operations for the three months ended March 31, 2024. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of March 31, 2024, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $30.6 million, as well as $51.7 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $39.8 million of deferred revenue recorded as a current liability as of March 31, 2024. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our paying customers and related collection cycles. We believe our current cash, cash equivalents, short-term investments and amounts available under our senior secured credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(19,701)	$1,541
Net cash provided by (used in) investing activities	6,131	(5,439)
Net cash used in financing activities	(6,577)	(2,018)
Operating Activities
For the three months ended March 31, 2024, cash used in operating activities was $19.7 million, primarily due to a net loss of $7.2 million, adjusted for non-cash charges of $13.7 million and net cash outflows of $26.2 million from changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $15.8 million increase in accounts receivable, a $4.6 million decrease in accrued liabilities, and a $4.1 million increase in deferred contract costs, comprising mainly sales commissions earned on bookings. These amounts were partially offset by a $0.8 million increase to deferred revenue due to our prepay arrangements with our customers.
For the three months ended March 31, 2023 cash provided by operating activities was $1.5 million, primarily due to a net loss of $7.9 million, adjusted for non-cash charges of $11.2 million, and net cash outflows of $1.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $3.2 million increase in deferred contract costs and a $0.9 million decrease in operating lease liabilities. These amounts were partially offset by a $1.2 million increase to accrued liabilities, largely from employee compensation accruals, $0.5 million decrease to prepaid expenses and other assets, a $0.4 million increase in accounts payable, and a $0.4 million increase to deferred revenue comprising mainly sales commissions earned on bookings.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2024 was $6.1 million, primarily due to $23.8 million in short-term investment maturities, partially offset by $16.8 million in purchases of short-term investments. Additional investing cash flow activities included $0.5 million of furniture and equipment additions and $0.3 million in personnel-related costs capitalized as internal-use software development.
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
Financing Activities
Cash used in financing activities for the three months ended March 31, 2024 was $6.6 million, primarily due to $6.1 million in employee taxes paid related to the net settlement of restricted stock units, and principal payments on finance lease obligations of $1.8 million. These outflows were partially offset by cash proceeds from employee stock option exercises of $0.3 million, and proceeds of $1.0 million from the employee stock purchase plan.
Cash used in financing activities for the three months ended March 31, 2023 was $2.0 million, primarily due to principal payments on finance lease obligations of $2.0 million and $0.8 million in employee taxes paid related to the net settlement of restricted stock units. These outflows were partially offset by proceeds of $0.6 million from the employee stock purchase plan and cash proceeds from employee stock option exercises of $0.1 million.

Contractual Obligations and Commitments
During the three months ended March 31, 2024, we acquired $1.9 million of additional right of use assets through new finance lease obligations.
In March 2024, we entered into the Sixth Amendment to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which amended certain terms of the August 2021 Agreement, including but not limited to, setting EBITDA financial covenants of the Company for the 2024 fiscal year. There were no other significant modifications of agreement terms with this amendment.
Other than the new finance lease obligations and the amendment of our credit facility, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2024.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of March 31, 2024.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. We are required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. We did not take any advances on the line of credit in the three months ended March 31, 2024. As of March 31, 2024, there was no outstanding balance on the line of credit, the full $50.0 million was available for borrowing, and we were in compliance with all SVB loan covenants.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows may be affected.

See “Recently Adopted Accounting Pronouncements” below for significant changes to our lease accounting policies and see our significant accounting policies discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than the changes to lease accounting policies, there have been no material changes to our critical accounting estimates as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024.
Recently Adopted Accounting Pronouncements
On January 1, 2023 we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which requires more timely measurement and recognition of expected credit losses for financial assets held at amortized cost.
For more information, see the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “—Accounting Pronouncements Pending Adoption” in Note 2 to our unaudited condensed consolidated financial statements for more information.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least twelve months and have filed at least one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of March 31, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 13, 2024.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
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
◦We focus on serving small and medium-sized healthcare businesses (“SMBs”) and are subject to risks associated with serving small businesses.
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
Our revenue was $170.5 million and $142.1 million during the years ended December 31, 2023 and 2022, respectively, and $47.2 million for the three months ended March 31, 2024 compared with $39.6 million for the three months ended March 31 2023. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021, support operations in India in 2022, and supplemental customer support operations to the Philippines in 2023.
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
We have incurred net losses in each year since our inception, including net losses of $31.0 million and $49.7 million in 2023 and 2022, respectively, and a net loss of $7.2 million for the three months ended March 31, 2024. We had an accumulated deficit of $269.9 million as of March 31, 2024. While we have experienced significant revenue growth in recent periods, we are not yet profitable and our revenue growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
The market for our platform and products is evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, customer relationship management (“CRM”) and PMS platforms, analytics and reviews management, that potential customers may already use to manage their practices and in which they have made significant investments.
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals: Yealink to supply phones for our platform and Stripe to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the text messaging functionality of our platform. We also rely on hosted Software as a Service technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with our sole source hardware suppliers and we maintain only a small amount of inventory, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services have in the past and may in the future cease to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of the supply, right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business. In addition, even if we are able to identify replacement hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
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
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of March 31, 2024 had approximately 90 employees in India to further our engineering and administrative operations. Additionally, in 2023 we began utilizing resources in the Philippines to supplement our customer support operations.
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
The terms of our existing loan and security agreement and the related collateral documents with SVB contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of March 31, 2024, we had no outstanding borrowings under this loan and security agreement.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 46.2% of our total shares outstanding as of March 31, 2024. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the NYSE listing standards, and other applicable securities rules and regulations. Compliance with the requirements of these rules and regulations have and will continue to increase our legal, accounting, and financial compliance costs, may make some activities more difficult, time-consuming, and costly, and may place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have hired employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, given the provision in Section 22 of the Securities Act for concurrent jurisdiction by federal and state courts, there is uncertainty as to whether a court would enforce this forum selection provision with respect to claims arising under the Securities Act.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows;
On March 6, 2024, Branden Neish, our Chief Product and Technology Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Neish’s trading plan provides for the sale of up to 100,000 shares. Mr. Neish’s trading plan is scheduled to terminate on the earlier of February 24, 2025 or when all shares are sold under the plan, subject to early termination for certain specified events set forth therein. The trading plan complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in March 2024.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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
† Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weave Communications, Inc.

Dated: May 9, 2024	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)