Form 10-Q
period 2024-06-30
Weave Communications, Inc.
filed 2024-08-07
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of August 2, 2024, the registrant had 71,813,071 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024
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
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business; and
•our ability to maintain, protect and enhance our intellectual property.

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,659	$50,756
Short-term investments	47,383	58,088
Accounts receivable, net	5,528	3,511
Deferred contract costs, net	11,143	10,547
Prepaid expenses and other current assets	5,390	6,876
Total current assets	121,103	129,778
Non-current assets:
Property and equipment, net	9,752	9,922
Operating lease right-of-use assets	39,509	41,318
Finance lease right-of-use assets	10,377	10,351
Deferred contract costs, net, less current portion	9,417	8,622
Other non-current assets	1,041	1,021
TOTAL ASSETS	$191,199	$201,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,568	$5,171
Accrued liabilities	15,488	18,491
Deferred revenue	40,562	38,850
Current portion of operating lease liabilities	4,042	3,821
Current portion of finance lease liabilities	6,393	6,520
Total current liabilities	74,053	72,853
Non-current liabilities:
Operating lease liabilities, less current portion	41,040	43,080
Finance lease liabilities, less current portion	6,283	6,122
Total liabilities	121,376	122,055
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 71,682,267 and 70,116,357 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	348,532	341,514
Accumulated deficit	(278,423)	(262,667)
Accumulated other comprehensive income (loss)	(286)	110
Total stockholders' equity	69,823	78,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,199	$201,012
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$50,586	$41,667	$97,759	$81,232
Cost of revenue	14,462	13,626	28,648	26,657
Gross profit	36,124	28,041	69,111	54,575
Operating expenses:
Sales and marketing	21,889	17,455	41,519	34,673
Research and development	9,958	8,585	19,603	16,279
General and administrative	13,532	11,834	25,399	21,974
Total operating expenses	45,379	37,874	86,521	72,926
Loss from operations	(9,255)	(9,833)	(17,410)	(18,351)
Other income (expense):
Interest income	432	527	852	963
Interest expense	(399)	(501)	(718)	(973)
Other income (expense), net	721	868	1,586	1,583
Loss before income taxes	(8,501)	(8,939)	(15,690)	(16,778)
Provision for income taxes	(52)	(49)	(66)	(69)
Net loss	$(8,553)	$(8,988)	$(15,756)	$(16,847)
Net loss per share - basic and diluted	$(0.12)	$(0.13)	$(0.22)	$(0.25)
Weighted-average common shares outstanding - basic and diluted	71,291,801	66,849,788	70,872,372	66,404,628
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,553)	$(8,988)	$(15,756)	$(16,847)
Other comprehensive loss
Change in foreign currency translation, net of tax	(71)	146	(309)	112
Net unrealized loss on investments, net of tax	(25)	(70)	(87)	(52)
Total comprehensive loss	$(8,649)	$(8,912)	$(16,152)	$(16,787)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE - March 31, 2024	70,980,371	$—	$343,496	$(269,870)	$(190)	$73,436
Issuance of common shares from stock option exercises	32,345	—	66	—	—	66
Vesting of restricted stock units	1,014,237	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(344,686)	—	(3,321)	—	—	(3,321)
Stock-based compensation	—	—	8,291	—	—	8,291
Foreign currency translation adjustments, net of tax	—	—	—	—	(71)	(71)
Net unrealized loss on investments	—	—	—	—	(25)	(25)
Net loss	—	—	—	(8,553)	—	(8,553)
BALANCE - June 30, 2024	71,682,267	$—	$348,532	$(278,423)	$(286)	$69,823

	Three Months Ended June 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - March 31, 2023	66,337,452	$—	$319,339	$(239,495)	$(45)	$79,799
Issuance of common shares from stock option exercises	308,966	—	548	—	—	548
Vesting of restricted stock units	1,046,426	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(369,761)	—	(1,919)	—	—	(1,919)
Stock-based compensation	—	—	5,876	—	—	5,876
Foreign currency translation adjustments, net of tax	—	—	—	—	146	146
Net unrealized loss on investments	—	—	—	—	(70)	(70)
Net loss	—	—	—	(8,988)	—	(8,988)
BALANCE - June 30, 2023	67,323,083	$—	$323,844	$(248,483)	$31	$75,392
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Six Months Ended June 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110	$78,957
Issuance of common shares from stock option exercises	92,893	—	357	—	—	357
Issuance of common shares from the employee stock purchase plan	113,959	—	1,020	—	—	1,020
Vesting of restricted stock units	2,220,075	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(861,017)	—	(9,422)	—	—	(9,422)
Stock-based compensation	—	—	15,063	—	—	15,063
Foreign currency translation adjustments, net of tax	—	—	—	—	(309)	(309)
Net unrealized loss on investments	—	—	—	—	(87)	(87)
Net loss	—	—	—	(15,756)	—	(15,756)
BALANCE - June 30, 2024	71,682,267	$—	$348,532	$(278,423)	$(286)	$69,823

	Six Months Ended June 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2022	65,739,053	$—	$314,884	$(231,636)	$(29)	$83,219
Issuance of common shares from stock option exercises	350,141	—	621	—	—	621
Issuance of common shares from the employee stock purchase plan	134,336	—	622	—	—	622
Vesting of restricted stock units	1,633,066	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(533,513)	—	(2,672)	—	—	(2,672)
Stock-based compensation	—	—	10,389	—	—	10,389
Foreign currency translation adjustments, net of tax	—	—	—	—	112	112
Net unrealized loss on investments	—	—	—	—	(52)	(52)
Net loss	—	—	—	(16,847)	—	(16,847)
BALANCE - June 30, 2023	67,323,083	$—	$323,844	$(248,483)	$31	$75,392

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,756)	$(16,847)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,957	5,998
Amortization of operating right-of-use assets	1,958	1,905
Provision for losses on accounts receivable	843	654
Amortization of deferred contract costs	6,652	6,023
Loss on disposal of assets	1	11
Stock-based compensation	15,063	10,389
Net accretion of discounts on short-term investments	(1,174)	(1,344)
Changes in operating assets and liabilities:
Accounts receivable	(2,860)	(641)
Deferred contract costs	(8,043)	(6,740)
Prepaid expenses and other assets	1,466	1,443
Accounts payable	2,436	471
Accrued liabilities	(3,003)	845
Operating lease liabilities	(1,968)	(1,841)
Deferred revenue	1,403	2,819
Net cash provided by operating activities	2,975	3,145
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	32,274	29,000
Purchases of short-term investments	(20,482)	(35,152)
Purchases of property and equipment	(1,254)	(838)
Capitalized internal-use software costs	(1,023)	(791)
Net cash provided by (used in) investing activities	9,515	(7,781)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(3,542)	(3,807)
Proceeds from stock option exercises	357	621
Payments for taxes related to net share settlement of equity awards	(9,422)	(2,672)
Proceeds from the employee stock purchase plan	1,020	622
Net cash used in financing activities	(11,587)	(5,236)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	903	(9,872)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,756	61,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,659	$52,125
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$718	$973
Cash paid during the period for income taxes	$66	$69
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$45	$3
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$3,576	$3,639
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$149	$154
Unrealized loss on short-term investments	$(87)	$(52)

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
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, the Company’s cash balances held at financial institutions may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash.
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the three and six months ended June 30, 2024 and 2023 and as of December 31, 2023. To date, the Company has not experienced material losses related to non-payment by customers.
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
In addition to providing software and VoIP phone services, the Company provides phone hardware to its customers as part of its subscription offering. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in the Accounting Standards Codification (“ASC”) 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. For each of the three months ended June 30, 2024 and 2023 the Company recorded $1.1 million in lease revenues associated with phone hardware. For the six months ended June 30, 2024 and 2023, the Company recorded $2.3 million and $2.2 million, respectively, in lease revenues associated with the phone hardware.
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
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023 the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and, prior to 2023, generated negative cash flows from operations since inception. As of June 30, 2024, the Company had an accumulated deficit of $278.4 million. The Company has partially funded its operations through cash flows generated by the sales of its product offerings and, as of June 30, 2024, the Company had completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering, which generated additional net proceeds of $107.5 million. As of June 30, 2024, the Company had no outstanding borrowings under its revolving line of credit and $50.0 million in available borrowings.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the June 30, 2024, unaudited condensed consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.
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
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Realized gains for the three months ended June 30, 2024 and 2023, were $0.5 million and $0.7 million, respectively. Realized gains for the six months ended June 30, 2024 and 2023 were $1.2 million and $1.3 million, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended June 30, 2024 and 2023, the Company recorded advertising expense of $3.1 million and $2.0 million, respectively, and $5.5 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
Deferred Contract Costs
In accordance with ASC 340, the Company capitalizes incremental costs of obtaining and fulfilling a contract, provided the Company expects to recover those costs. The capitalized amounts mainly consist of sales commissions paid to the Company’s direct sales force. Capitalized costs also include:
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
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $20.0 million and $17.3 million for the three months ended June 30, 2024 and 2023, respectively, and $30.0 million and $26.3 million for the six months ended June 30, 2024 and 2023, respectively.

Deferred Contract Costs
As discussed in Note 2, the Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.4 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively, and $6.7 million and $6.0 million for the six months ended June 30, 2024 and 2023, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription and payment processing	$48,513	$39,696	$93,605	$77,388
Onboarding	943	867	1,903	1,651
Hardware (embedded lease)	1,130	1,104	2,251	2,193
Total revenue	$50,586	$41,667	$97,759	$81,232
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$40,253	$—	$—	$40,253
Short-term investments
US government and agency securities	33,461	—		33,461
Commercial paper	—	13,922	—	13,922
Total	$73,714	$13,922	$—	$87,636
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
The following tables summarize the Company's short-term investments on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$33,492	$1	$(32)	$33,461
Commercial paper	13,936	—	(14)	13,922
Total	$47,428	$1	$(46)	$47,383

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,568	$48	$(7)	$36,609
Commercial paper	21,477	11	(9)	21,479
Total	$58,045	$59	$(16)	$58,088
The following tables summarize the Company’s cash and cash equivalents on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,406	$—	$—	$11,406
Cash equivalents
Money market funds	40,253	—	—	40,253
Total	$51,659	$—	$—	$51,659

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,381	$—	$—	$15,381
Cash equivalents
Money market funds	35,375	—	—	35,375
Total	$50,756	$—	$—	$50,756
As of June 30, 2024, the weighted-average remaining contractual maturities of available-for-sale securities was approximately four months.

No available-for-sale securities held as of June 30, 2024 have been in a continuous unrealized loss position for more than twelve months. As of June 30, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s short-term investments are due within one year from the balance sheet date.
For the three and six months ended June 30, 2024 and 2023, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding gain/loss was included in accumulated other comprehensive income.
As of June 30, 2024 and December 31, 2023, there was no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Office equipment	$6,277	$5,830
Office furniture	6,482	6,416
Leasehold improvements	2,759	2,731
Fixed assets not placed in service	—	25
Capitalized internal-use software	7,851	6,827
Payment terminals	2,809	2,354
Property and equipment, gross	26,178	24,183
Less accumulated depreciation and amortization	(16,426)	(14,261)
Property and equipment, net	$9,752	$9,922
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $2.9 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively, and $6.0 million and $6.0 million for the six months ended June 30, 2024 and 2023, respectively. Of this expense, $1.7 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $3.5 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively, was related to phone hardware finance ROU assets (see also Note 7) and data center equipment and has been included in cost of revenue in the condensed consolidated statements of operations. Of the remaining depreciation and amortization expense, $0.5 million was included in cost of revenue in the statements of operations for each of the three months ended June 30, 2024 and 2023, and $1.1 million and $1.0 million was included in cost of revenue on the statements of operations for the six months ended June 30, 2024 and 2023, respectively. $0.6 million was recorded in operating expenses on the statements of operations for each of the three months ended June 30, 2024 and 2023, and $1.3 million was recorded in operating expenses on the statements of operations for each of the six months ended June 30, 2024 and 2023, respectively.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Payroll-related accruals	$9,284	$12,567
Sales and telecom taxes	2,069	2,953
Employee stock purchase plan liability	1,023	862
Third-party commissions	384	398
Other	2,728	1,711
Total	$15,488	$18,491
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
Components of lease expense and other information for the periods presented are summarized as follows (in thousands, except terms and rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,730	$1,809	$3,550	$3,748
Interest on lease liabilities	330	288	648	561
Operating lease expense	1,423	1,423	2,845	2,845
Short-term lease expense	11	5	20	11
Total lease expense	$3,494	$3,525	$7,063	$7,165

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$330	$288	$648	$561
Financing cash outflow from finance leases	$1,755	$1,847	$3,542	$3,807
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,705	$1,711	$3,576	$3,639
Operating leases:
Operating cash outflow from operating leases	$1,430	$1,396	$2,861	$2,781
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$—	$149	$154

Other information as of June 30, 2024
Finance leases:
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	11.0%
Operating leases:
Weighted-average remaining lease term (years)	8.6
Weighted-average discount rate	3.9%

Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from December 2024 to January 2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of June 30, 2024. The rates implicit in the Company’s operating leases are not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million for each of the three months ended June 30, 2024 and 2023, and $2.8 million for each of the six months ended June 30, 2024 and 2023, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

Years ending December 31,
Remaining 2024	$2,860
2025	5,701
2026	5,843
2027	5,989
2028	6,139
Thereafter	26,695
Total	53,227
Less: imputed interest	(8,145)
Present value of operating lease obligations	$45,082
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For each of the three months ended June 30, 2024 and 2023, the Company recorded lease revenues associated with phone hardware of $1.1 million. For the six months ended June 30, 2024 and 2023, the Company recorded lease revenues associated with phone hardware of $2.3 million and $2.2 million, respectively.
In April 2023, the Company entered into a Sublease Agreement for the fourth floor of the office space currently occupied by the Company in Lehi, Utah. During each of the three months ended June 30, 2024 and 2023, the Company recorded sublease revenues associated with this agreement of $0.2 million. During each of the six months ended June 30, 2024 and 2023, the Company recorded sublease revenues of $0.4 million. These revenues are included in other income (expense) on the condensed consolidated statement of operations.
Finance leases

The Company is the lessee in all of its finance lease arrangements. The Company finances its purchases of phone hardware through lease agreements classified as finance leases. As of June 30, 2024 the Company had 96 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $55 to $34,647 and have maturity dates ranging from July 2024 to June 2027. As of June 30, 2024, the gross value of phone hardware acquired under these finance leases approximated $20.7 million. Amortization expense on finance-leased phone hardware was $1.7 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $3.5 million and $3.7 million, respectively, for the six months ended June 30, 2024 and 2023, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of June 30, 2024 were as follows (in thousands):

Years ending December 31,
Remaining 2024	$4,160
2025	5,902
2026	3,385
2027	828
2028	—
Thereafter	—
Total	14,275
Less: amounts representing interest	(1,599)
Present value of finance lease obligations	$12,676
8.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported provision for income taxes of $52.0 thousand and $49.4 thousand for the three months ended June 30, 2024 and 2023, respectively, which resulted in an effective tax rate of (0.6)% for each of the three months ended June 30, 2024 and 2023. The Company reported provision for income taxes of $66.1 thousand and $69.3 thousand for the six months ended June 30, 2024 and 2023, respectively, which resulted in an effective tax rate of (0.4)% for each of the six months ended June 30, 2024 and 2023. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
9.Long-Term Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. In March 2024, the Company amended the revolving line of credit agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which amended certain terms of the August 2021 Agreement, including but not limited to, setting EBITDA financial covenants of the Company for the 2024 fiscal year. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if total unrestricted cash and cash equivalents held at Silicon Valley Bank plus short-term investments managed by Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants for the three and six months ended June 30, 2024 and the year ended December 31, 2023. As of June 30, 2024, the total outstanding balance on the line of credit was zero.
10. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plan, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying condensed consolidated statements of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$244	$251	$483	$464
Sales and marketing	1,696	1,219	2,847	2,183
Research and development	2,178	1,323	4,076	2,253
General and administrative	4,173	3,083	7,657	5,489
Total	$8,291	$5,876	$15,063	$10,389
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
Stock-based compensation expense related to the EIP was $8.1 million and $5.7 million for the three months ended June 30, 2024 and 2023, respectively, and $14.6 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively.

Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 333,998 and 1,666,097 as of June 30, 2024 and 2023, respectively.
Unrecognized stock-based compensation expense related to outstanding stock options as of June 30, 2024 and 2023 was $1.6 million and $6.4 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of June 30, 2024 and 2023 the weighted-average vesting periods approximated 0.84 years and 1.62 years, respectively.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,840,735	$4.32	5.96	$13,165
Exercisable as of December 31, 2023	1,480,536	$3.82	5.62	$11,320

Granted	—	$—
Exercised	(60,548)	$4.80
Forfeited and expired	(2,075)	$5.81
Outstanding as of March 31, 2024	1,778,112	$4.30	5.71	$12,768
Exercisable as of March 31, 2024	1,495,817	$3.89	5.44	$11,348

Granted	—	$—
Exercised	(32,345)	$2.05
Forfeited and expired	(1,472)	$5.01
Outstanding as of June 30, 2024	1,744,295	$4.34	5.48	$8,162
Exercisable as of June 30, 2024	1,537,446	$4.04	5.28	$7,664
The aggregate intrinsic value of options exercised was $0.3 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
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
Restricted Stock Units
RSUs granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service based condition for these awards is generally satisfied over three or four years. A total of 25,440

RSUs have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. A total of 19,788 RSUs issued to non-employee directors have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. A total of 116,298 RSUs issued to non-employee directors have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
As of June 30, 2024, there was $50.5 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.1 years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,504,848	$5.98

Granted	2,068,200	$11.64
Vested	(1,205,838)	$5.28
Canceled	(81,064)	$6.78
Outstanding as of March 31, 2024	8,286,146	$7.48

Granted	247,798	$8.84
Vested	(1,014,237)	$5.82
Canceled	(51,041)	$6.95
Outstanding as of June 30, 2024	7,468,666	$7.76
The total fair value of RSUs that vested during the three months ended June 30, 2024 and 2023 was $5.9 million and $5.9 million, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2024 and 2023 was $12.3 million and $9.7 million, respectively. A portion of these RSUs were net-settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. During the three months ended June 30, 2024 and 2023, the Company withheld 344,686 and 369,761 shares, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. During the six months ended June 30, 2024 and 2023 the Company withheld 861,017 and 533,513 shares, respectively. Total payments for the employees’ tax obligations to taxing authorities was $3.3 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $9.4 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. As of June 30, 2024 and December 31, 2023, 3,301,800 and 2,600,637 shares were reserved for issuance, and 571,552 and 457,593 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year by an amount to be determined by the Board. In the first quarter of 2024, the Board reserved an additional 0.7 million common shares for issuance under the ESPP.

The 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period.
During three months ended June 30, 2024 and 2023, respectively, the Company recognized $0.2 million and $0.1 million of stock-based compensation expense related to the ESPP. During the six months ended June 30, 2024 and 2023, respectively, the Company recognized $0.4 million and $0.3 million of stock-based compensation expense related to the ESPP. As of June 30, 2024 and December 31, 2023, $1.0 million and $0.9 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of June 30, 2024, total unrecognized compensation costs related to the ESPP was $0.1 million, which will be amortized over the remaining offering period through August 15, 2024.
11.Related Party Transactions
Apart from director compensation, there were no related-party transactions during the three and six months ended June 30, 2024 and 2023.
12.Commitments and Contingencies
Legal Matters
As of June 30, 2024, and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of June 30, 2024.
13. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(8,553)	$(8,988)	$(15,756)	$(16,847)
Denominator:
Weighted-average common shares outstanding - basic and diluted	71,291,801	66,849,788	70,872,372	66,404,628
Net loss per share
Net loss per share, basic and diluted	$(0.12)	$(0.13)	$(0.22)	$(0.25)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share as of the end of the periods presented because their inclusion would have been antidilutive:

	June 30, 2024	June 30, 2023
Options to purchase common stock	1,744,295	3,383,654
Number of shares issuable from ESPP	171,605	190,263
Restricted stock units	7,468,666	8,814,078
Total	9,384,566	12,387,995

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
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring hardware fees. These recurring revenues accounted for 91% and 92% of our revenue for the three months ended June 30, 2024 and 2023, respectively, and 92% for each of the six months ended June 30, 2024 and 2023. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Subscription and payment processing:
Revenue	$48,513	$39,696	$93,605	$77,388
Cost of revenue	(10,696)	(9,509)	(21,232)	(18,487)
Gross profit	$37,817	$30,187	$72,373	$58,901
Gross margin	78%	76%	77%	76%
Onboarding:
Revenue	$943	$867	$1,903	$1,651
Cost of revenue	(2,032)	(2,268)	(3,864)	(4,393)
Gross profit	$(1,089)	$(1,401)	$(1,961)	$(2,742)
Gross margin	(115)%	(162)%	(103)%	(166)%
Hardware:
Revenue	$1,130	$1,104	$2,251	$2,193
Cost of revenue(1)	(1,734)	(1,849)	(3,552)	(3,777)
Gross profit(1)	$(604)	$(745)	$(1,301)	$(1,584)
Gross margin	(53)%	(67)%	(58)%	(72)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with practice management systems, which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, professional events, brand marketing, and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we now provide multi-office functionality on our platform to allow us to better service organizations with multiple locations. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them.
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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% and 76% for the three months ended June 30, 2024 and 2023, respectively, and 77% and 76% for the six months ended June 30, 2024 and 2023, respectively.
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

	June 30,
	2024	2023
Dollar-based net retention rate	97%	96%
Dollar-based gross retention rate	92%	92%
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
Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month-to-month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. Approximately 40% of customer locations elected annual prepayments as of June 30, 2024 and 2023. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred.
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
Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$50,586	$41,667	$97,759	$81,232
Cost of revenue (1)	14,462	13,626	28,648	26,657
Gross profit	36,124	28,041	69,111	54,575

Operating expenses:
Sales and marketing (1)	21,889	17,455	41,519	34,673
Research and development (1)	9,958	8,585	19,603	16,279
General and administrative (1)	13,532	11,834	25,399	21,974
Total operating expenses	45,379	37,874	86,521	72,926
Loss from operations	(9,255)	(9,833)	(17,410)	(18,351)

Other income (expense):
Interest income	432	527	852	963
Interest expense	(399)	(501)	(718)	(973)
Other income (expense), net	721	868	1,586	1,583
Loss before income taxes	(8,501)	(8,939)	(15,690)	(16,778)
Provision for income taxes	(52)	(49)	(66)	(69)
Net loss	$(8,553)	$(8,988)	$(15,756)	$(16,847)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$244	$251	$483	$464
Sales and marketing	1,696	1,219	2,847	2,183
Research and development	2,178	1,323	4,076	2,253
General and administrative	4,173	3,083	7,657	5,489
Total stock-based compensation	$8,291	$5,876	$15,063	$10,389
See Note 10 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	29	33	29	33
Gross profit	71	67	71	67

Operating expenses:
Sales and marketing	43	42	42	43
Research and development	20	21	20	20
General and administrative	27	28	26	27
Total operating expenses	90	91	89	90
Loss from operations	(18)	(24)	(18)	(23)

Other income (expense):
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	1	2	2	2
Loss before income taxes	(17)	(21)	(16)	(21)
Provision for income taxes	—	—	—	—
Net loss	(17)%	(22)%	(16)%	(21)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Revenue	$50,586	$41,667	$8,919	21%
The increase in revenue for the three months ended June 30, 2024 was largely attributable to new customer locations.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$14,462	$13,626	$836	6%
Gross margin	71%	67%
The increase in cost of revenue was primarily due to a $0.5 million increase in direct costs to support customer usage, particularly with telecommunications connectivity and cloud infrastructure costs, and credit card processing fees. We also experienced a $0.3 million increase in personnel-related costs from our customer support and onboarding functions. Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was driven by successful efforts to reduce third-party costs incurred for specific platform features and overall data usage, as well as a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware. Gross margin improvement was also driven by realized efficiencies within our customer support and onboarding functions.
Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$21,889	$17,455	$4,434	25%
The increase in sales and marketing expenses was primarily attributable to a $2.3 million increase in personnel-related expenses, including increases in stock-based compensation, and commission/bonus incentives, largely due to an increase in headcount and compensation adjustments. In addition, demand generation expenses increased by $1.3 million driven by our digital media efforts and partnerships. We also incurred $0.5 million in additional event-related costs due to increased in-person attendance at trade shows, as well as an increase of $0.2 million in related dues and subscription costs.
Research and Development

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Research and development	$9,958	$8,585	$1,373	16%
The increase in research and development expenses was due to an increase in personnel-related expenses, largely from salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
General and administrative	$13,532	$11,834	$1,698	14%
The increase in general and administrative expenses was due to a $1.4 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. In addition, bad debt expense increased by $0.4 million.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Interest income	$432	$527
Interest expense	(399)	(501)
Other income (expense), net	721	868
Total other income (expense), net	$754	$894	$(140)	(16)%

The decrease in interest expense was due to paying down the line of credit in November 2023.
The decrease in interest income and other income was due to lower balances of cash and short-term investments held throughout the majority of the three months ended June 30, 2024, which was the result of the subscription billings deferral discussed under “--Non-GAAP Financial Measures—Free Cash Flow and Free Cash Flow Margin” below.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Revenue	$97,759	$81,232	$16,527	20%
The increase in revenue for the six months ended June 30, 2024 was largely attributable to new customer locations.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$28,648	$26,657	$1,991	7%
Gross margin	71%	67%
The increase in cost of revenue was primarily due to a $1.2 million increase in direct costs to support customer usage, particularly with telecommunications connectivity and cloud infrastructure costs, and credit card processing fees. We also experienced a $0.8 million increase in personnel-related costs from our customer support and onboarding functions. Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was driven by the same factors discussed above under “Comparison of the Three Months Ended June 30, 2024 and 2023—Cost of Revenue and Gross Margin."
Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$41,519	$34,673	$6,846	20%
The increase in sales and marketing expenses was primarily attributable to a $3.5 million increase in personnel-related expenses, including increases in stock-based compensation, and commission/bonus incentives. In addition, demand generation expenses increased by $1.9 million driven by our digital media efforts and partnerships. We also incurred $0.8 million in additional event-related costs due to increased in-person attendance at trade shows, as well as an increase of $0.4 million in related dues and subscription costs.
Research and Development

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Research and Development	$19,603	$16,279	$3,324	20%
The increase in research and development expenses was due to an increase personnel-related expenses, largely from salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
General and administrative	$25,399	$21,974	$3,425	16%
The increase in general and administrative expenses was primarily due to a $3.2 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. In addition, bad debt expense increased by $0.2 million.
Interest Expense and Other Income, Net

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Interest income	$852	$963
Interest expense	(718)	(973)
Other income (expense), net	1,586	1,583
Total other income (expense), net	$1,720	$1,573	$147	9%
The changes to interest expense and other income were driven by the same factors discussed above under “Comparison of the Three Months Ended June 30, 2024 and 2023—Other Income (Expense), Net.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$22,676	$1,604	$2,975	$3,145
Net cash provided by (used in) investing activities	3,384	(2,342)	9,515	(7,781)
Net cash used in financing activities	(5,010)	(3,218)	(11,587)	(5,236)
Free cash flow	21,217	929	698	1,516
Net cash provided by operating activities as a percentage of revenue	45%	4%	3%	4%
Free cash flow margin	42%	2%	1%	2%
Net loss	(8,553)	(8,988)	(15,756)	(16,847)
Adjusted EBITDA	$5	$(3,032)	$(353)	$(6,146)
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment and capitalized internal-use software costs, and free cash flow margin as free cash flow as a percentage of revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors, even if negative, as they provide information about the amount of cash consumed by our combined operating and investing activities. For example, as free cash flow has in the past been negative, we have needed to access cash reserves or other sources of capital for these investments. Comparability of our free cash flow between the three months ended June 30, 2024 and the three months ended June 30, 2023 was affected by the implementation of a new billing system that necessitated deferring March 2024 subscription billings. This resulted in an increase in accounts receivable as of March 31, 2024, and a corresponding decrease in free cash flow for the three months then ended, of approximately $15.0 million. The increase in free cash flow for the three months ended June 30, 2024 is largely due to the collection on [a][the substantial] majority of those deferred billings.
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
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation expense. Therefore, Adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs that will continue for the foreseeable future. All of these limitations could reduce the usefulness of these non-

GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$50,586	$41,667	$97,759	$81,232

Net cash provided by operating activities	$22,676	$1,604	$2,975	$3,145
Less: Purchase of property and equipment	(741)	(218)	(1,254)	(838)
Less: Capitalized internal-use software	(718)	(457)	(1,023)	(791)
Free cash flow	$21,217	$929	$698	$1,516
Net cash provided by (used in) investing activities	$3,384	$(2,342)	$9,515	$(7,781)
Net cash used in financing activities	$(5,010)	$(3,218)	$(11,587)	$(5,236)
Net cash provided by operating activities as a percentage of revenue	45%	4%	3%	4%
Free cash flow margin	42%	2%	1%	2%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,553)	$(8,988)	$(15,756)	$(16,847)
Interest expense	399	501	718	973
Provision for income taxes	52	49	66	69
Interest income	(432)	(527)	(852)	(963)
Other income/expense, net	(721)	(868)	(1,586)	(1,583)
Depreciation(1)	581	605	1,190	1,197
Amortization(2)	388	320	804	619
Stock-based compensation	8,291	5,876	15,063	10,389
Adjusted EBITDA	$5	$(3,032)	$(353)	$(6,146)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software costs.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $278.4 million as of June 30, 2024 and, prior to 2023, have generated negative cash flows from operations. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

As of June 30, 2024, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $51.7 million, as well as $47.4 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $40.6 million of deferred revenue recorded as a current liability as of June 30, 2024. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$2,975	$3,145
Net cash provided by (used in) investing activities	9,515	(7,781)
Net cash used in financing activities	(11,587)	(5,236)
Operating Activities
For the six months ended June 30, 2024, cash provided by operating activities was $3.0 million, primarily due to a net loss of $15.8 million, adjusted for non-cash charges of $29.3 million and net cash outflows of $10.6 million from changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were an $8.0 million increase in deferred contract costs, comprising mainly sales commissions earned on bookings, a $3.0 million decrease in accrued liabilities, a $2.9 million increase in accounts receivable and a $2.0 million decrease in operating lease liabilities. These amounts were partially offset by a $2.4 million increase in accounts payable, a $1.5 million decrease to prepaid expenses and other assets, and a $1.4 million increase to deferred revenue due to our prepay arrangements with our customers.
For the six months ended June 30, 2023, cash provided by operating activities was $3.1 million, primarily consisting of our net loss of $16.8 million, adjusted for non-cash charges of $23.6 million, and net cash outflows of $3.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $6.7 million increase in deferred contract costs and a $1.8 million decrease in operating lease liabilities. These amounts were partially offset by a $0.8 million increase to accrued liabilities, largely from employee compensation accruals, $1.4 million decrease to prepaid expenses and other assets, a $0.5 million increase in accounts payable, and a $2.8 million increase to deferred revenue comprising mainly sales commissions earned on bookings.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2024 was $9.5 million, primarily due to $32.3 million in short-term investment maturities, partially offset by $20.5 million in purchases of short-term investments. Additional investing cash flow activities included $1.3 million of furniture and equipment additions and $1.0 million in personnel-related costs capitalized as internal-use software development.

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
Financing Activities
Cash used in financing activities for the six months ended June 30, 2024 was $11.6 million, primarily due to $9.4 million in employee taxes paid related to the net settlement of restricted stock units, and principal payments on finance lease obligations of $3.5 million. These outflows were partially offset by cash proceeds from employee stock option exercises of $0.4 million, and proceeds of $1.0 million from the employee stock purchase plan.
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
Contractual Obligations and Commitments
During the six months ended June 30, 2024, we acquired $3.6 million of additional right of use assets through new finance lease obligations.
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
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of June 30, 2024.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. We are required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. We did not take any advances on the line of credit in the three months ended June 30, 2024. As of June 30, 2024, there was no outstanding balance on the line of credit, the full $50.0 million was available for borrowing, and we were in compliance with all SVB loan covenants.
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
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of June 30, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 13, 2024.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Risk Factors Summary
◦Our recent growth may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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
Risks Related to our Business and our Industry
Our recent growth rates may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $170.5 million and $142.1 million during the years ended December 31, 2023 and 2022, respectively, and $97.8 million for the six months ended June 30, 2024 compared with $81.2 million for the six months ended June 30 2023. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021, support operations in India in 2022, and supplemental customer support operations to the Philippines in 2023.
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

We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, due to our recent growth, we may encounter challenges operating at our current scale and potentially at a larger scale, and as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties that we use to plan and operate our business are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may decline and our business would be adversely impacted.
If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.
Our ability to attract new customers, retain existing customers and increase the use of our platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, our efforts to provide satisfactory customer service, the stability and reliability of our platform, our ability to timely onboard new customers or timely expand functionality for our existing customers, the perceived value of our platform and the features and functionality it offers, our ability to integrate our platform with a broad range of practice management systems, our ability to leverage and scale our core sales efforts and marketing capabilities to focus on our core specialty healthcare verticals, and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
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
We have incurred net losses in each year since our inception, including net losses of $31.0 million and $49.7 million in 2023 and 2022, respectively, and a net loss of $15.8 million for the six months ended June 30, 2024. We had an accumulated deficit of $278.4 million as of June 30, 2024. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
•investments in our engineering team and the development of new products, new or deepened integrations with patient systems of record, features and functionality and enhancements to our platform, including developing the features and functionality required by new vertical markets that we choose to address in the future;

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
Global economic and business activities continue to face widespread macroeconomic uncertainties, which may continue for an extended period, and which could result in decreased spending by our existing and prospective customers and business partners, reduced demand for our platform due to reduced budgets or for other reasons, and longer or delayed sales cycles, all of which could have an adverse impact on our business operations and financial condition.
Furthermore, our revenue growth and potential profitability depend on demand for our platform. Historically, during economic downturns, there have been reductions in spending on IT and infrastructure as well as pressure for financial concessions. The adverse impact of economic downturns may be particularly acute among SMBs, which comprise the vast majority of our customer base. If current macroeconomic uncertainties persist or conditions deteriorate, our current and prospective customers may elect to decrease their budgets, which would limit our ability to grow our business and adversely affect our operating results.
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
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company, platform and products are critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products and support, our ability to successfully integrate our platform with a broad range of practice management systems, and our ability to successfully differentiate our platform and products from competing offerings. Our brand promotion activities may not be successful or yield increased revenue.
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
The promotion of our brand requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent these activities increase revenue, this revenue may not be enough to offset the increased expenses we incur. In addition, we have typically relied on trade shows, industry events and other in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and while trade show attendance has increased in recent periods, such events have not yet returned to pre-COVID-19 pandemic levels and we cannot predict how long or the extent to which the lasting impact from the pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may have to lower our prices to compete and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. Even as we return to lead generation activities that were once successful for us, such as attendance at trade shows, there can be no assurance that those activities will attract new customers in a cost-effective manner.
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
As part of our growth strategy, we are endeavoring to increase the [depth and breadth of] integrations of our platform with other third-party systems, including practice management systems, and we may not be successful in developing integrations or negotiating integration agreements on terms favorable to us. If we are not able to create integrations with other providers of systems or software used by our customers, the attractiveness of our products to customers may be diminished. In addition, any delay in creating integrations with providers of systems or software used by our customers or potential customers could delay or impair our ability to enter new healthcare vertical markets or enhance the functionality of our platform and products, and reduce their competitiveness. Any such delay could adversely affect our business.
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
We maintain integrations with various third-party applications, products and services to enhance our vertically tailored software platform and expand our addressable market. These third-party offerings are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with these offerings. In addition, some of these third parties may have or introduce offerings that compete with our platform. These third parties or our competitors may take actions that disrupt the interoperability of our platform with their products or services, or they may exert strong business influence on our ability to, and the terms on which, we operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our brand, platform, business, financial condition, and results of operations could be adversely affected.
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
We currently market our platform and products only in the United States and Canada, which we entered for the first time in 2019. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of June 30, 2024 had approximately 100 employees in India to further our engineering and administrative operations. Additionally, in 2023 we began utilizing resources in the Philippines to supplement our customer support operations.
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
The terms of our existing loan and security agreement and the related collateral documents with SVB contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of June 30, 2024, we had no outstanding borrowings under this loan and security agreement.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 46.2% of our total shares outstanding as of June 30, 2024. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows;
On May 16, 2024, Erin Goodsell, our Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mrs. Goodsell’s trading plan provides for the sale of up to 160,000 shares. Mrs. Goodsell’s trading plan is scheduled to terminate on the earlier of August 22, 2025 or when all shares are sold under the plan, subject to early termination for certain specified events set forth therein. The trading plan complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in May 2024.
On June 7, 2024, Alan Taylor, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Taylor’s trading plan provides for the sale of up to 326,962 shares. Mr. Taylor’s trading plan is scheduled to terminate on the earlier of June 6, 2025 or when all shares are sold under the plan, subject to early termination for certain specified events set forth therein. The trading plan complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in June 2024.

Item 6.  Exhibits
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date

10.1+	Amended and Restated Non-Employee Director Compensation Policy, Dated May 21, 2024					X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: August 7, 2024	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2024	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)