Form 10-Q
period 2024-09-30
Weave Communications, Inc.
filed 2024-11-08
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of November 1, 2024, the registrant had 72,771,106 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,103	$50,756
Short-term investments	47,055	58,088
Accounts receivable, net	8,364	3,511
Deferred contract costs, net	11,311	10,547
Prepaid expenses and other current assets	4,684	6,876
Total current assets	122,517	129,778
Non-current assets:
Property and equipment, net	8,848	9,922
Operating lease right-of-use assets	38,518	41,318
Finance lease right-of-use assets	10,334	10,351
Deferred contract costs, net, less current portion	9,397	8,622
Other non-current assets	2,413	1,021
TOTAL ASSETS	$192,027	$201,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,597	$5,171
Accrued liabilities	18,682	18,491
Deferred revenue	40,221	38,850
Current portion of operating lease liabilities	4,081	3,821
Current portion of finance lease liabilities	6,358	6,520
Total current liabilities	76,939	72,853
Non-current liabilities:
Operating lease liabilities, less current portion	40,006	43,080
Finance lease liabilities, less current portion	6,246	6,122
Total liabilities	123,191	122,055
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 72,517,681 and 70,116,357 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	353,263	341,514
Accumulated deficit	(284,302)	(262,667)
Accumulated other comprehensive income (loss)	(125)	110
Total stockholders' equity	68,836	78,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,027	$201,012
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$52,386	$43,544	$150,145	$124,776
Cost of revenue	14,659	13,609	43,307	40,266
Gross profit	37,727	29,935	106,838	84,510
Operating expenses:
Sales and marketing	21,159	17,801	62,678	52,474
Research and development	9,868	8,628	29,471	24,907
General and administrative	13,330	11,528	38,729	33,502
Total operating expenses	44,357	37,957	130,878	110,883
Loss from operations	(6,630)	(8,022)	(24,040)	(26,373)
Other income (expense):
Interest income	520	594	1,372	1,557
Interest expense	(405)	(512)	(1,123)	(1,485)
Other income (expense), net	692	874	2,278	2,457
Loss before income taxes	(5,823)	(7,066)	(21,513)	(23,844)
Provision for income taxes	(56)	(79)	(122)	(148)
Net loss	$(5,879)	$(7,145)	$(21,635)	$(23,992)
Net loss per share - basic and diluted	$(0.08)	$(0.10)	$(0.30)	$(0.36)
Weighted-average common shares outstanding - basic and diluted	72,007,727	68,213,250	71,253,586	67,014,127
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,879)	$(7,145)	$(21,635)	$(23,992)
Other comprehensive loss
Change in foreign currency translation, net of tax	55	(153)	(254)	(41)
Net unrealized gain (loss) on investments, net of tax	106	17	19	(35)
Total comprehensive loss	$(5,718)	$(7,281)	$(21,870)	$(24,068)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE - June 30, 2024	71,682,267	$—	$348,532	$(278,423)	$(286)	$69,823
Issuance of common shares from stock option exercises	41,112	—	193	—	—	193
Issuance of common shares from the employee stock purchase plan	106,083	—	977	—	—	977
Vesting of restricted stock units	1,113,289	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(425,070)	—	(4,461)	—	—	(4,461)
Stock-based compensation	—	—	8,022	—	—	8,022
Foreign currency translation adjustments, net of tax	—	—	—	—	55	55
Net unrealized gain on investments	—	—	—	—	106	106
Net loss	—	—	—	(5,879)	—	(5,879)
BALANCE - September 30, 2024	72,517,681	$—	$353,263	$(284,302)	$(125)	$68,836

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - June 30, 2023	67,323,083	$—	$323,844	$(248,483)	$31	$75,392
Issuance of common shares from stock option exercises	1,176,101	—	10,732	—	—	10,732
Issuance of common shares from the employee stock purchase plan	157,910	—	707	—	—	707
Vesting of restricted stock units	1,148,942	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(464,843)	—	(4,811)	—	—	(4,811)
Stock-based compensation	—	—	6,187	—	—	6,187
Foreign currency translation adjustments, net of tax	—	—	—	—	(153)	(153)
Net unrealized gain on investments	—	—	—	—	17	17
Net loss	—	—	—	(7,145)	—	(7,145)
BALANCE - September 30, 2023	69,341,193	$—	$336,659	$(255,628)	$(105)	$80,926
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110	$78,957
Issuance of common shares from stock option exercises	134,005	—	550	—	—	550
Issuance of common shares from the employee stock purchase plan	220,042	—	1,997	—	—	1,997
Vesting of restricted stock units	3,333,364	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(1,286,087)	—	(13,883)	—	—	(13,883)
Stock-based compensation	—	—	23,085	—	—	23,085
Foreign currency translation adjustments, net of tax	—	—	—	—	(254)	(254)
Net unrealized gain on investments	—	—	—	—	19	19
Net loss	—	—	—	(21,635)	—	(21,635)
BALANCE - September 30, 2024	72,517,681	$—	$353,263	$(284,302)	$(125)	$68,836

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2022	65,739,053	$—	$314,884	$(231,636)	$(29)	$83,219
Issuance of common shares from stock option exercises	1,526,242	—	11,353	—	—	11,353
Issuance of common shares from the employee stock purchase plan	292,246	—	1,329	—	—	1,329
Vesting of restricted stock units	2,782,008	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(998,356)	—	(7,483)	—	—	(7,483)
Stock-based compensation	—	—	16,576	—	—	16,576
Foreign currency translation adjustments, net of tax	—	—	—	—	(41)	(41)
Net unrealized loss on investments	—	—	—	—	(35)	(35)
Net loss	—	—	—	(23,992)	—	(23,992)
BALANCE - September 30, 2023	69,341,193	$—	$336,659	$(255,628)	$(105)	$80,926

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,635)	$(23,992)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,669	8,969
Amortization of operating right-of-use assets	2,949	2,857
Provision for losses on accounts receivable	1,243	846
Amortization of deferred contract costs	9,992	8,984
Loss on disposal of assets	1	12
Stock-based compensation	23,085	16,576
Net accretion of discounts on short-term investments	(1,677)	(2,008)
Changes in operating assets and liabilities:
Accounts receivable	(6,096)	(1,263)
Deferred contract costs	(11,531)	(9,820)
Prepaid expenses and other assets	1,665	396
Accounts payable	2,465	989
Accrued liabilities	191	3,189
Operating lease liabilities	(2,963)	(2,766)
Deferred revenue	1,117	3,510
Net cash provided by operating activities	7,475	6,479
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	55,745	43,900
Purchases of short-term investments	(43,016)	(45,735)
Purchases of property and equipment	(1,802)	(1,513)
Capitalized internal-use software costs	(1,434)	(1,370)
Net cash provided by (used in) investing activities	9,493	(4,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(5,285)	(5,666)
Proceeds from stock option exercises	550	11,353
Payments for taxes related to net share settlement of equity awards	(13,883)	(7,483)
Proceeds from the employee stock purchase plan	1,997	1,329
Net cash used in financing activities	(16,621)	(467)
NET INCREASE IN CASH AND CASH EQUIVALENTS	347	1,294
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,756	61,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,103	$63,291
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,123	$1,485
Cash paid during the period for income taxes	$122	$148
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$5,247	$5,438
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$149	$154
Unrealized gain (loss) on short-term investments	$19	$(35)

See accompanying notes to these unaudited condensed consolidated financial statements

1.Description of the Business
Weave Communications, Inc., with its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively, “Weave” or the “Company”), sells subscriptions to the Weave platform, its vertically-tailored customer experience and payments software platform for small- and medium-sized healthcare businesses. The Weave platform combines patient engagement, payments, and other operational software tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract costs, the incremental borrowing rate used in determining the value of right-of-use assets (the “ROU Assets”) and lease liabilities, and useful lives for depreciable assets.
Concentration of Risks
The functionality of the Company’s software and cloud-based phone system relies heavily on its ability to integrate with customers’ systems of record, including practice or client management systems. In some of the core healthcare verticals that the Company serves, less than five providers make up the majority of practice management systems maintained by practitioners in the United States. At this time, the Company does not anticipate loss of integration rights with any of these major providers. To mitigate the risk, the Company has developed a system-agnostic subscription option that, if needed, does not rely on an integration for functionality.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, the Company’s cash balances held at financial institutions may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash.
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the three and nine months ended September 30, 2024 and 2023 and as of December 31, 2023.
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
Excluding payments services and installation revenue, most customers are billed in advance and they may elect to be billed on a monthly or annual basis, while a small subset of customers are billed monthly in arrears. The Company records contract liabilities to deferred revenue when cash payments are received, or billings are due in advance of revenue recognition from services. Deferred revenue is recognized as revenue when, or as, the performance obligations are satisfied. Software and phone service revenue is recognized net of discounts in the condensed consolidated statements of operations. The Company does not consider discounts variable consideration as they are stated on each agreement and not subject to contingencies or variability. The Company collects sales and communications taxes from its customers. In the statement of operations, amounts collected from taxes are excluded from the reported revenue amounts.
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less.
In addition to providing software and VoIP phone services, the Company provides phone hardware to its customers as part of its subscription offering. The Company allows customers to include up to 5 phones without adjustment to the subscription base price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in the Accounting Standards Codification (“ASC”) 842. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to 10 phones without adjustment to the subscription base price and title of the phones transfers to the customer after 36 months of subscription have occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones are returned to the Company. For each of the three months ended September 30, 2024 and 2023 the Company recorded $1.2 million in lease revenues associated with phone hardware. For each of the nine months ended September 30, 2024 and 2023, the Company recorded $3.4 million in lease revenues associated with the phone hardware.
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
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023 the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and, prior to 2023, generated negative cash flows from operations since inception. As of September 30, 2024, the Company had an accumulated deficit of $284.3 million. The Company has partially funded its operations through cash flows generated by the sales of its product offerings and, as of September 30, 2024, the Company had completed several rounds of equity financing as a private company with total net proceeds approximating $159.0 million. In November 2021, the Company completed its initial public offering (“IPO”), which generated additional net proceeds of $107.5 million. As of September 30, 2024, the Company had no outstanding borrowings under its revolving line of credit and $50.0 million in available borrowings.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the September 30, 2024, unaudited condensed consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.
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
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Realized gains, consisting of discount accretion, for the three months ended September 30, 2024 and 2023, were $0.5 million and $0.7 million, respectively. Realized gains for the nine months ended September 30, 2024 and 2023 were $1.7 million and $2.0 million, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the three months ended September 30, 2024 and 2023, the Company recorded advertising expense of $2.8 million and $1.8 million, respectively, and $8.3 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively. Advertising costs are included in sales and marketing expenses in the condensed consolidated statements of operations.
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
Accounting Pronouncements Pending Adoption
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and should be adopted retrospectively. Apart from some additional required disclosure. the Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 and should be adopted prospectively with the option to be adopted retrospectively. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures
As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

3.Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers for all periods presented. See Note 2 for a description of the Company’s revenue recognition accounting policy.
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $20.8 million and $18.1 million for the three months ended September 30, 2024 and 2023, respectively, and $36.6 million and $32.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Deferred Contract Costs
As discussed in Note 2, the Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.3 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and $10.0 million and $9.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription and payment processing	$50,375	$41,601	$143,980	$118,989
Onboarding	845	757	2,748	2,408
Hardware (embedded lease)	1,166	1,186	3,417	3,379
Total revenue	$52,386	$43,544	$150,145	$124,776
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$36,874	$—	$—	$36,874
Short-term investments
US government and agency securities	33,418	—		33,418
Commercial paper	—	13,637	—	13,637
Total	$70,292	$13,637	$—	$83,929
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
The following tables summarize the Company's short-term investments on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$33,376	$42	$—	$33,418
Commercial paper	13,618	20	(1)	13,637
Total	$46,994	$62	$(1)	$47,055

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,568	$48	$(7)	$36,609
Commercial paper	21,477	11	(9)	21,479
Total	$58,045	$59	$(16)	$58,088
The following tables summarize the Company’s cash and cash equivalents on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$14,229	$—	$—	$14,229
Cash equivalents
Money market funds	36,874	—	—	36,874
Total	$51,103	$—	$—	$51,103

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,381	$—	$—	$15,381
Cash equivalents
Money market funds	35,375	—	—	35,375
Total	$50,756	$—	$—	$50,756
As of September 30, 2024, the weighted-average remaining contractual maturities of available-for-sale securities was approximately four months.
No available-for-sale securities held as of September 30, 2024 have been in a continuous unrealized loss position for more than twelve months. As of September 30, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s short-term investments are due within one year from the balance sheet date.
For the three and nine months ended September 30, 2024 and 2023, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding gain/loss was included in accumulated other comprehensive income.
As of September 30, 2024 and December 31, 2023, there was no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Office equipment	$6,425	$5,830
Office furniture	5,808	6,416
Leasehold improvements	2,759	2,731
Fixed assets not placed in service	—	25
Capitalized internal-use software	6,859	6,827
Payment terminals	2,517	2,354
Property and equipment, gross	24,368	24,183
Less accumulated depreciation and amortization	(15,520)	(14,261)
Property and equipment, net	$8,848	$9,922
Depreciation and amortization expense on property and equipment (excluding amortization on operating ROU assets) was $2.7 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and $8.7 million and $9.0 million for the nine months ended September 30, 2024 and 2023, respectively. Of this expense, $1.7 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively, was related to phone hardware finance ROU assets (see also Note 7) and data center equipment and has been included in cost of revenue in the condensed consolidated statements of operations. Of the remaining depreciation and amortization expense, $0.5 million was included in cost of revenue in the statements of operations for each of the three months ended September 30, 2024 and 2023, and $1.6 million and $1.5 million was included in cost of revenue on the statements of operations for the nine months ended September 30, 2024 and 2023, respectively. $0.5 million and $0.6 million was recorded in operating expenses on the statements of operations for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $1.9 million was recorded in operating expenses on the statements of operations for each of the nine months ended September 30, 2024 and 2023, respectively.
6.Accrued Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Payroll-related accruals	$11,460	$12,567
Sales and telecom taxes	2,069	2,953
Employee stock purchase plan liability	414	862
Third-party commissions	398	398
Other	4,341	1,711
Total	$18,682	$18,491
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
Components of lease expense and other information for the periods presented are summarized as follows (in thousands, except terms and rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,714	$1,823	$5,264	$5,571
Interest on lease liabilities	344	290	992	851
Operating lease expense	1,423	1,423	4,268	4,268
Short-term lease expense	11	2	31	13
Total lease expense	$3,492	$3,538	$10,555	$10,703

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$344	$290	$992	$851
Financing cash outflow from finance leases	$1,743	$1,859	$5,285	$5,666
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,671	$1,799	$5,247	$5,438
Operating leases:
Operating cash outflow from operating leases	$1,430	$1,396	$4,291	$4,177
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$—	$149	$154

Other information as of September 30, 2024
Finance leases:
Weighted-average remaining lease term (years)	1.8
Weighted-average discount rate	11.1%
Operating leases:
Weighted-average remaining lease term (years)	8.3
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters and advertising space under non-cancelable operating lease agreements. These leases have expirations ranging from December 2024 to January 2033. Though the Company is considering renewal options on its leases nearing expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of September 30, 2024. The rates implicit in the Company’s operating leases are not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreements do not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. These office space lease agreements contain non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.

The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842-20-25-2.
Total rent expense for office space leases was $1.4 million for each of the three months ended September 30, 2024 and 2023, and $4.2 million for each of the nine months ended September 30, 2024 and 2023, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

Years ending December 31,
Remaining 2024	$1,430
2025	5,701
2026	5,843
2027	5,989
2028	6,139
Thereafter	26,695
Total	51,797
Less: imputed interest	(7,710)
Present value of operating lease obligations	$44,087
The Company as the Lessor
As discussed in the Revenue Recognition accounting policy, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For each of the three months ended September 30, 2024 and 2023, the Company recorded lease revenues associated with phone hardware of $1.2 million. For both the nine months ended September 30, 2024 and 2023, the Company recorded lease revenues associated with phone hardware of $3.4 million.
In April 2023, the Company entered into a Sublease Agreement for the fourth floor of the office space currently occupied by the Company in Lehi, Utah. During each of the three months ended September 30, 2024 and 2023, the Company recorded sublease revenues associated with this agreement of $0.2 million. During each of the nine months ended September 30, 2024 and 2023, the Company recorded sublease revenues of $0.7 million. These revenues are included in other income (expense) on the condensed consolidated statement of operations.
Finance leases
The Company is the lessee in all of its finance lease arrangements. The Company finances its purchases of phone hardware through lease agreements classified as finance leases. As of September 30, 2024 the Company had 95 executed and active lease agreements, respectively, for phone hardware. These agreements require monthly payments ranging from approximately $55 to $21,473 and have maturity dates ranging from October 2024 to September 2027. As of September 30, 2024, the gross value of phone hardware acquired under these finance leases approximated $20.0 million. Amortization expense on finance-leased phone hardware was $1.7 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $5.6 million, respectively, for the nine months ended September 30, 2024 and 2023, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of September 30, 2024 were as follows (in thousands):

Years ending December 31,
Remaining 2024	$2,155
2025	6,676
2026	3,960
2027	1,396
2028	—
Thereafter	—
Total	14,187
Less: amounts representing interest	(1,583)
Present value of finance lease obligations	$12,604
8.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported provision for income taxes of $56.0 thousand and $79.0 thousand for the three months ended September 30, 2024 and 2023, respectively, which resulted in an effective tax rate of (1.0)% and (1.1)% the three months ended September 30, 2024 and 2023, respectively. The Company reported provision for income taxes of $122.1 thousand and $148.3 thousand for the nine months ended September 30, 2024 and 2023, respectively, which resulted in an effective tax rate of (0.6)% for each of the nine months ended September 30, 2024 and 2023. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
9.Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of the Company’s assets. In March 2024, the Company amended the revolving line of credit agreement with SVB, which amended certain terms of the August 2021 Agreement, including but not limited to, setting EBITDA financial covenants of the Company for the 2024 fiscal year. The August 2021 Agreement, as amended, includes financial covenants requiring that, at any time, if total unrestricted cash and cash equivalents held at SVB plus short-term investments managed by SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants for the three and nine months ended September 30, 2024 and the year ended December 31, 2023. As of September 30, 2024, the total outstanding balance on the line of credit was zero.
10. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying condensed consolidated statements of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$237	$258	$720	$722
Sales and marketing	1,758	1,274	4,605	3,457
Research and development	1,848	1,474	5,924	3,727
General and administrative	4,179	3,181	11,836	8,670
Total	$8,022	$6,187	$23,085	$16,576
Equity Incentive Plan
In November 2021, in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” or “EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. In addition to shares remaining available for issuance under a prior plan and shares subject to awards under the prior plan that may return to EIP, the Company reserved 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the board of directors of the Company (the “Board”), subject to a maximum amount. In the first quarter of 2024 and 2023, the Board reserved an additional 3.5 million and 3.3 million common shares, respectively, for future issuance under the 2021 EIP.
In March 2023, the Company adopted the 2022 Inducement Equity Incentive Plan and reserved an additional 7.0 million shares of common stock for future issuance.
Stock-based compensation expense related to the EIP was $7.8 million and $6.0 million for the three months ended September 30, 2024 and 2023, respectively, and $22.4 million and $16.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Stock Options
Most options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Options with accelerated vesting clauses, should there be a change in Company control, were 120,666 and 632,700 as of September 30, 2024 and 2023, respectively.
Unrecognized stock-based compensation expense related to outstanding stock options as of September 30, 2024 and 2023 was $1.0 million and $5.4 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of September 30, 2024 and 2023 the weighted-average vesting periods approximated 0.69 years and 1.40 years, respectively.

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,840,735	$4.32	5.96	$13,165
Exercisable as of December 31, 2023	1,480,536	$3.82	5.62	$11,320

Granted	—	$—
Exercised	(60,548)	$4.80
Forfeited and expired	(2,075)	$5.81
Outstanding as of March 31, 2024	1,778,112	$4.30	5.71	$12,768
Exercisable as of March 31, 2024	1,495,817	$3.89	5.44	$11,348

Granted	—	$—
Exercised	(32,345)	$2.05
Forfeited and expired	(1,472)	$5.01
Outstanding as of June 30, 2024	1,744,295	$4.34	5.48	$8,162
Exercisable as of June 30, 2024	1,537,446	$4.04	5.28	$7,664

Granted	—	$—
Exercised	(41,112)	$4.70
Forfeited and expired	(45,480)	$6.92
Outstanding as of September 30, 2024	1,657,703	$4.26	4.66	$14,155
Exercisable as of September 30, 2024	1,549,863	$4.09	4.52	$13,498
The aggregate intrinsic value of options exercised was $0.3 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option.
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
Restricted Stock Units
RSUs granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service based condition for these awards is generally satisfied over three or four years. A total of 20,670 RSUs have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. A total of 19,788 RSUs issued to non-employee directors have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. A total of 116,298 RSUs issued to non-employee directors have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
As of September 30, 2024, there was $55.2 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.2 years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,504,848	$5.98

Granted	2,068,200	$11.64
Vested	(1,205,838)	$5.28
Canceled	(81,064)	$6.78
Outstanding as of March 31, 2024	8,286,146	$7.48

Granted	247,798	$8.84
Vested	(1,014,237)	$5.82
Canceled	(51,041)	$6.95
Outstanding as of June 30, 2024	7,468,666	$7.76

Granted	1,320,443	$10.52
Vested	(1,113,289)	$6.55
Canceled	(231,746)	$7.96
Outstanding as of September 30, 2024	7,444,074	$8.43
The total fair value of RSUs that vested during the three months ended September 30, 2024 and 2023 was $7.3 million and $6.2 million, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2024 and 2023 was $19.6 million and $15.9 million, respectively. A portion of these RSUs were net-settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. During the three months ended September 30, 2024 and 2023, the Company withheld 425,070 and 464,843 shares, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. During the nine months ended September 30, 2024 and 2023 the Company withheld 1,286,087 and 998,356 shares, respectively. Total payments for the employees’ tax obligations to taxing authorities was $4.5 million and $4.8 million for the three months ended September 30, 2024 and 2023, respectively, and $13.9 million and $7.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. As of September 30, 2024 and December 31, 2023, 3,301,800 and 2,600,637 shares were reserved for issuance, and 677,635 and 457,593 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year by an amount to be determined by the Board. In the first quarter of 2024, the Board reserved an additional 0.7 million common shares for issuance under the ESPP.

The 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period.
During each of the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP. During the nine months ended September 30, 2024 and 2023, respectively, the Company recognized $0.7 million and $0.5 million of stock-based compensation expense related to the ESPP. As of September 30, 2024 and December 31, 2023, $0.4 million and $0.9 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of September 30, 2024, total unrecognized compensation costs related to the ESPP was $0.3 million, which will be amortized over the remaining offering period through August 15, 2024.
11.Related Party Transactions
Apart from director compensation, there were no related-party transactions during the three and nine months ended September 30, 2024 and 2023.
12.Commitments and Contingencies
Legal Matters
As of September 30, 2024, and through the issuance date of these condensed consolidated financial statements, the Company is not involved in any legal proceedings the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of September 30, 2024.
13. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,879)	$(7,145)	$(21,635)	$(23,992)
Denominator:
Weighted-average common shares outstanding - basic and diluted	72,007,727	68,213,250	71,253,586	67,014,127
Net loss per share
Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.30)	$(0.36)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share as of the end of the periods presented because their inclusion would have been antidilutive:

	September 30, 2024	September 30, 2023
Options to purchase common stock	1,657,703	2,187,629
Number of shares issuable from ESPP	133,841	159,929
Restricted stock units	7,444,074	8,795,429
Total	9,235,618	11,142,987

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
We recently announced the availability of the new Weave platform, which improves practice operations by consolidating tasks into a more unified system. It features a modern user interface that prioritizes versatility and ease of use, and an artificial intelligence (“AI”)-powered Weave Assistant that is integrated throughout the platform.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring hardware fees. These recurring revenues accounted for 92% of our revenue for each of the three months ended September 30, 2024 and 2023, and 92% for each of the nine months ended September 30, 2024 and 2023. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Subscription and payment processing:
Revenue	$50,375	$41,601	$143,980	$118,989
Cost of revenue	(10,932)	(9,486)	(32,164)	(27,973)
Gross profit	$39,443	$32,115	$111,816	$91,016
Gross margin	78%	77%	78%	76%
Onboarding:
Revenue	$845	$757	$2,748	$2,408
Cost of revenue	(2,006)	(2,295)	(5,870)	(6,688)
Gross profit	$(1,161)	$(1,538)	$(3,122)	$(4,280)
Gross margin	(137)%	(203)%	(114)%	(178)%
Hardware:
Revenue	$1,166	$1,186	$3,417	$3,379
Cost of revenue(1)	(1,721)	(1,828)	(5,273)	(5,605)
Gross profit(1)	$(555)	$(642)	$(1,856)	$(2,226)
Gross margin	(48)%	(54)%	(54)%	(66)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with practice management systems, which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, professional events, brand marketing, and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location; however, we are increasingly providing multi-office functionality through our platform to allow us to better service organizations with multiple locations. To drive this strategy, we recently introduced Weave Enterprise, our solution designed specifically for organizations with multiple locations, which is powered by our new Weave platform. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our new platform to multi-location organizations and effectively retain them.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases, and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system as part of the platform at each of our customers increases stickiness and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have released additional add-on products in recent years, such as Weave Payments and Call Intelligence, which we are increasingly successful at cross-selling to our customer base. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases, and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% and 77% for the three months ended September 30, 2024 and 2023, respectively, and 78% and 76% for the nine months ended September 30, 2024 and 2023, respectively.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. Most notably, we recently announced the new Weave platform and Weave Enterprise, which bring an enhanced interface and experience for both single- and multi-location customers. Our ability to cohesively deliver a deep product suite with as little friction as possible to customers is a key determinant of winning new customers. Our ability to add new SMB customers is dependent on the features and functionality (including those enabled by AI) we add to our platform for small businesses, particularly in our core specialty healthcare verticals. The depth of our platform’s functionality is dependent upon both our internally-developed technology and our platform partnerships and integrations. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to SMBs in a timely manner.
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for customer experience and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals. Entering a new industry vertical includes evaluating product-market fit and establishing key integration partnerships with the primary systems of record in that vertical. We started in dental and have since successfully expanded to optometry, veterinary and, more recently, to specialty medical verticals. While we are focused on continued growth within our core specialty healthcare verticals and adjacent healthcare markets, we continue to evaluate additional expansion opportunities.
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

	September 30,
	2024	2023
Dollar-based net retention rate	98%	95%
Dollar-based gross retention rate	92%	92%
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
Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual terms of month-to-month, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. Approximately 36% and 40% of customer locations elected annual prepayments as of September 30, 2024 and 2023, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are deferred.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$52,386	$43,544	$150,145	$124,776
Cost of revenue (1)	14,659	13,609	43,307	40,266
Gross profit	37,727	29,935	106,838	84,510

Operating expenses:
Sales and marketing (1)	21,159	17,801	62,678	52,474
Research and development (1)	9,868	8,628	29,471	24,907
General and administrative (1)	13,330	11,528	38,729	33,502
Total operating expenses	44,357	37,957	130,878	110,883
Loss from operations	(6,630)	(8,022)	(24,040)	(26,373)

Other income (expense):
Interest income	520	594	1,372	1,557
Interest expense	(405)	(512)	(1,123)	(1,485)
Other income (expense), net	692	874	2,278	2,457
Loss before income taxes	(5,823)	(7,066)	(21,513)	(23,844)
Provision for income taxes	(56)	(79)	(122)	(148)
Net loss	$(5,879)	$(7,145)	$(21,635)	$(23,992)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$237	$258	$720	$722
Sales and marketing	1,758	1,274	4,605	3,457
Research and development	1,848	1,474	5,924	3,727
General and administrative	4,179	3,181	11,836	8,670
Total stock-based compensation	$8,022	$6,187	$23,085	$16,576
See Note 10 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	28	31	29	32
Gross margin	72	69	71	68

Operating expenses:
Sales and marketing	40	41	42	42
Research and development	19	20	20	20
General and administrative	25	26	26	27
Total operating expenses	85	87	87	89
Loss from operations	(13)	(18)	(16)	(21)

Other income (expense):
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	1	2	2	2
Loss before income taxes	(11)	(16)	(14)	(19)
Provision for income taxes	—	—	—	—
Net loss	(11)%	(16)%	(14)%	(19)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Revenue	$52,386	$43,544	$8,842	20%
The increase in revenue for the three months ended September 30, 2024 was largely attributable to new customer locations.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$14,659	$13,609	$1,050	8%
Gross margin	72%	69%
The increase in cost of revenue was primarily due to a $1.0 million increase in direct costs to support customer usage, particularly with telecommunications connectivity, credit card processing fees, and cloud infrastructure costs. Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was driven by successful efforts to reduce third-party costs incurred for specific platform features and overall data usage, as well as a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware. Gross margin improvement was also driven by realized efficiencies within our customer support and onboarding functions.
Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$21,159	$17,801	$3,358	19%
The increase in sales and marketing expenses was primarily attributable to a $2.0 million increase in personnel-related expenses, including increases in stock-based compensation and commission/bonus incentives, largely due to an increase in headcount and salary adjustments. In addition, demand generation expenses increased by $1.3 million, driven by our digital media efforts and partnerships.
Research and Development

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Research and development	$9,868	$8,628	$1,240	14%
The increase in research and development expenses was due to an increase in personnel-related expenses, largely from increased headcount, salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
General and administrative	$13,330	$11,528	$1,802	16%
The increase in general and administrative expenses was primarily due to a $1.4 million increase in personnel-related expenses, particularly from stock-based compensation and salary adjustments. In addition, bad debt expense and professional fees both increased by $0.2 million each.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percentage

	(dollars in thousands)
Interest income	$520	$594
Interest expense	(405)	(512)
Other income (expense), net	692	874
Total other income (expense), net	$807	$956	$(149)	(16)%

The decrease in interest expense was due to paying down the line of credit in November 2023.
The decrease in interest income and other income was due to lower balances of cash and short-term investments held throughout the majority of the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Revenue	$150,145	$124,776	$25,369	20%
The increase in revenue for the nine months ended September 30, 2024 was largely attributable to new customer locations.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$43,307	$40,266	$3,041	8%
Gross margin	71%	68%
The increase in cost of revenue was primarily due to a $2.3 million increase in direct costs to support customer usage, particularly with telecommunications connectivity costs, credit card processing fees, and cloud infrastructure costs. We also experienced a $0.8 million increase in personnel-related costs from our customer support and onboarding functions. Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was driven by the same factors discussed above under “Comparison of the Three Months Ended June 30, 2024 and 2023—Cost of Revenue and Gross Margin."
Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$62,678	$52,474	$10,204	19%
The increase in sales and marketing expenses was primarily attributable to a $5.5 million increase in personnel-related expenses, including increases in stock-based compensation and commission/bonus incentives, largely due to an increase in headcount and salary adjustments. In addition, demand generation expenses increased by $3.2 million driven by our digital media efforts and partnerships. We also incurred $0.7 million in additional event-related costs due to increased in-person attendance at trade shows, as well as an increase of $0.4 million in related dues and subscription costs.
Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Research and Development	$29,471	$24,907	$4,564	18%
The increase in research and development expenses was due to an increase in personnel-related expenses, largely from increased headcount, salary adjustments and stock-based compensation, for employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
General and administrative	$38,729	$33,502	$5,227	16%
The increase in general and administrative expenses was primarily due to a $4.6 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. In addition, bad debt expense, professional fees and software and subscriptions expenses each increased by $0.4 million. These increases were partially offset by a $0.4 million decrease in our director and officer liability insurance premiums.
Interest Expense and Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Interest income	$1,372	$1,557
Interest expense	(1,123)	(1,485)
Other income (expense), net	2,278	2,457
Total other income (expense), net	$2,527	$2,529	$(2)	—%
The decrease in interest expense was due to paying down the line of credit in November 2023.
The decrease in interest income and other income (expense), net was due to lower balances of cash and short-term investments held throughout the majority of the nine months ended September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$4,500	$3,334	$7,475	$6,479
Net cash provided by (used in) investing activities	(22)	3,063	9,493	(4,718)
Net cash provided by (used in) financing activities	(5,034)	4,769	(16,621)	(467)
Free cash flow	3,541	2,080	4,239	3,596
Net cash provided by operating activities as a percentage of revenue	9%	8%	5%	5%
Free cash flow margin	7%	5%	3%	3%
Net loss	(5,879)	(7,145)	(21,635)	(23,992)
Adjusted EBITDA	$2,249	$(911)	$1,896	$(7,057)
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal-use software costs, and free cash flow margin as free cash flow as a percentage of revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors, even if negative, as they provide information about the amount of cash consumed by our combined operating and investing activities. For example, as free cash flow has in the past been negative, we have needed to access cash reserves or other sources of capital for these investments.
Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, provision for income taxes, depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and we do not adjust for amortization of finance lease right-of-use assets on phone hardware provided to our customers. Our amortization adjustment includes the amortization of capitalized costs from both internal-use software development and cloud computing arrangements. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
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

Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$52,386	$43,544	$150,145	$124,776

Net cash provided by operating activities	$4,500	$3,334	$7,475	$6,479
Less: Purchase of property and equipment	(548)	(675)	(1,802)	(1,513)
Less: Capitalized internal-use software	(411)	(579)	(1,434)	(1,370)
Free cash flow	$3,541	$2,080	$4,239	$3,596
Net cash provided by (used in) investing activities	$(22)	$3,063	$9,493	$(4,718)
Net cash provided by (used in) financing activities	$(5,034)	$4,769	$(16,621)	$(467)
Net cash provided by operating activities as a percentage of revenue	9%	8%	5%	5%
Free cash flow margin	7%	5%	3%	3%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,879)	$(7,145)	$(21,635)	$(23,992)
Interest expense	405	512	1,123	1,485
Provision for income taxes	56	79	122	148
Interest income	(520)	(594)	(1,372)	(1,557)
Other income/expense, net	(692)	(874)	(2,278)	(2,457)
Depreciation(1)	512	619	1,702	1,816
Amortization(2)	345	305	1,149	924
Stock-based compensation	8,022	6,187	23,085	16,576
Adjusted EBITDA	$2,249	$(911)	$1,896	$(7,057)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software and cloud computing costs.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $284.3 million as of September 30, 2024 and, prior to 2023, have generated negative cash flows from operations. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of September 30, 2024, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of

$51.1 million, as well as $47.1 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $40.2 million of deferred revenue recorded as a current liability as of September 30, 2024. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$7,475	$6,479
Net cash provided by (used in) investing activities	9,493	(4,718)
Net cash used in financing activities	(16,621)	(467)
Operating Activities
For the nine months ended September 30, 2024, cash provided by operating activities was $7.5 million, primarily due to a net loss of $21.6 million, adjusted for net non-cash charges of $44.3 million and net cash outflows of $15.2 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were an $11.5 million increase in deferred contract costs comprising mainly sales commissions earned on bookings, a $6.1 million increase in accounts receivable, and a $3.0 million decrease in operating lease liabilities. These amounts were partially offset by a $2.5 million increase in accounts payable, a $1.7 million decrease to prepaid expenses and other assets, a $1.1 million increase to deferred revenue due to our prepay arrangements with our customers, and a $0.2 million decrease in accrued liabilities.
For the nine months ended September 30, 2023, cash provided by operating activities was $6.5 million, primarily consisting of our net loss of $24.0 million, adjusted for non-cash charges of $36.2 million, and net cash outflows of $5.8 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $9.8 million increase in deferred contract costs, consisting mainly of sales commissions earned on bookings, a $2.8 million decrease in operating lease liabilities, and a $1.3 million increase in accounts receivable. These amounts were partially offset by a $3.5 million increase to deferred revenue relating to customers who elect to be billed annually, a $3.2 million increase to accrued liabilities, largely from employee compensation accruals, a $1.0 million increase in accounts payable, and a $0.4 million decrease to prepaid expenses and other assets.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2024 was $9.5 million, due to $55.7 million in short-term investment maturities, partially offset by $43.0 million in purchases of short-term investments. Additional investing cash flow activities included $1.8 million of furniture and equipment additions and $1.4 million in personnel-related costs capitalized as internal-use software development.

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
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2024 was $16.6 million, due to $13.9 million in employee taxes paid related to the net settlement of restricted stock units, and principal payments on finance lease obligations of $5.3 million. These outflows were partially offset by cash proceeds of $2.0 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.6 million.
Cash used in financing activities for the nine months ended September 30, 2023 was $0.5 million, due to $7.5 million in employee taxes paid related to the net settlement of restricted stock units, and principal payments on finance lease obligations of $5.7 million. These outflows were partially offset by cash proceeds from employee stock option exercises of $11.4 million, and proceeds of $1.3 million from the employee stock purchase plan.
Contractual Obligations and Commitments
During the nine months ended September 30, 2024, we acquired $5.2 million of additional right of use assets through new finance lease obligations.
In March 2024, we entered into the Sixth Amendment to the Second Amended and Restated Loan and Security Agreement with SVB, which amended certain terms of the August 2021 Agreement, including but not limited to, setting EBITDA financial covenants of the Company for the 2024 fiscal year. There were no other significant modifications of agreement terms with this amendment.
Other than the new finance lease obligations and the amendment of our credit facility, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2024.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of September 30, 2024.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line will accrue interest at the greater of prime rate plus 0.25% and 3.50%. We are required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. We did not take any advances on the line of credit in the nine months ended September 30, 2024. As of September 30, 2024, there was no outstanding balance on the line of credit, the full $50.0 million was available for borrowing, and we were in compliance with all SVB loan covenants.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of September 30, 2024, our exposure to market risk has not changed materially since December 31, 2023. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 13, 2024.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
◦If we do not continue to develop enhancements to our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

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
Our revenue was $170.5 million and $142.1 million during the years ended December 31, 2023 and 2022, respectively, and $150.1 million for the nine months ended September 30, 2024 compared with $124.8 million for the nine months ended September 30 2023. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations outside of the United States including establishing engineering and administrative operations in India in 2021, support operations in India in 2022, and supplemental customer support operations to the Philippines in 2023.
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
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses in various healthcare industries. For example, we now provide multi-office functionality through our new platform to all us to better serve organizations with multiple locations. Our ability to expand among medium-sized business will depend upon our ability to successfully sell our new platform to multi-location organizations and effectively retain them. As we target a portion of our sales efforts at larger and multi-location organizations, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location organizations may require us to invest more time educating potential customers about the benefits of our subscriptions. In addition, our customers may be acquired by or may consolidate into larger and multi-location organizations that may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements or other contractual terms that may introduce additional risk. Further, our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $31.0 million and $49.7 million in 2023 and 2022, respectively, and a net loss of $21.6 million for the nine months ended September 30, 2024. We had an accumulated deficit of $284.3 million as of September 30, 2024. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods and you should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
As part of our growth strategy, we are endeavoring to increase the depth and breadth of integrations of our platform with other third-party systems, including practice management systems, and we may not be successful in developing integrations or negotiating integration agreements on terms favorable to us. If we are not able to create integrations with other providers of systems or software used by our customers, the attractiveness of our products to customers may be diminished. In addition, any delay in creating integrations with providers of systems or software used by our customers or potential customers could delay or impair our ability to enter new healthcare vertical markets or enhance the functionality of our platform and products, and reduce their competitiveness. Any such delay could adversely affect our business.
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
The market for vertically-tailored customer experience and payments software in general, and cloud-based communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. Customers and consumers may choose to adopt other forms of electronic communications or alternative customer engagement platforms. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop functionality for our platform or new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to applicable industry standards, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals: Yealink to supply phones for our platform and Stripe Inc. (“Stripe”) to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the text messaging functionality of our platform. We also rely on hosted Software as a Service technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with our sole source hardware suppliers and we maintain only a small amount of inventory, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services have in the past and may in the future cease to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of the supply, right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business. In addition, even if we are able to identify replacement hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
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
In order to provide Weave Payments, we have entered into payment service provider agreements with Stripe. These payment service provider agreements provide for terms which expire at various dates after 2028, and in some cases, renew for subsequent 12-month terms unless we provide a notice of termination prior to the end of the then current term. These agreements are integral to Weave Payments, and any problems with Stripe or disruption affecting its services could have an adverse effect on our reputation, results of operations and financial results. If Stripe were to terminate its relationship with us, we could incur substantial delays and expense in finding and integrating an alternative payment service provider into Weave Payments, and the quality and reliability of such alternative payment service provider may not be comparable. Any temporary or permanent disruption in our ability to offer Weave Payments, whether as a result of an interruption in Stripe’s services due to technical or other issues, or due to the termination of our agreement with Stripe, would decrease our revenue and adversely affect our business.
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
The use of AI technologies in our platform and our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.
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
We currently market our platform and products only in the United States and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of September 30, 2024 had approximately 100 employees in India to further our engineering and administrative operations. Additionally, in 2023 we began utilizing resources in the Philippines to supplement our customer support operations.
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
The terms of our existing loan and security agreement and the related collateral documents with SVB contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of September 30, 2024, we had no outstanding borrowings under this loan and security agreement.
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
The STIR/SHAKEN framework is expected to be used throughout the world. We have implemented STIR/SHAKEN for voice traffic originating in the U.S. and we rely on our service providers to sign our voice traffic originating in Canada. However, it is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these differing standards may not be interoperable with the U.S. requirements. For example, the Canadian Radio-television and Telecommunications Commission (“CRTC”) required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-based voice calls, effective in November 2021, and file status reports every six months starting in May 2022. Despite initially denying non-facilities based providers access, the Canadian Secure Token Governance Authority (“CST-GA”) created a process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates (“STI Certificates”) to allow higher (Level A or B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at a greater risk of being blocked or flagged and ignored by end users. Further, it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. In July 2022, the CST-GA signed a memorandum of understanding with the U.S. Secure Telephone Identity Governance Authority to coordinate interconnection of SHAKEN in both the U.S. and Canada to allow providers to sign calls in one country and accept the signature in the other. However, the SHAKEN interconnection between the U.S. and Canada is not yet operational. Until operational, we may be required to obtain STI Certificates or otherwise incur costs to sign our calls in both the U.S. and Canada, which could impose substantial compliance costs and negatively affect our margins or could make our services less competitive than incumbent providers. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 45.7% of our total shares outstanding as of September 30, 2024. As a result, these stockholders, acting together, will have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibit
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Weave Communications, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.
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

Weave Communications, Inc.

Dated: November 8, 2024	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 8, 2024	By:	/s/ Alan Taylor
Alan Taylor
Chief Financial Officer
(Principal Financial Officer)