Form 10-K
period 2024-12-31
Weave Communications, Inc.
filed 2025-03-13
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(385) 331-4164
(Registrant's telephone number, including area code)
__________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
Common stock, par value $0.00001 per share	WEAV	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                Accelerated filer  ☒
Non-accelerated filer  ☐               Smaller reporting company ☐
Emerging growth company  ☒
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $417.3 million, based on the closing price reported for such date on the New York Stock Exchange.
As of March 7, 2025, the registrant had 73,900,241 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement, or the 2025 Proxy Statement, relating to its 2025 Annual Meeting of Stockholders. The 2025 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to expand into new markets;
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
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the U.S. and internationally; and
•our ability to maintain, protect and enhance our intellectual property.
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

Risk Factors Summary
◦Our recent growth rates may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
◦If we do not attract new customers, retain existing customers, and increase our customers’ use of our platform, our business will suffer.
◦We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could suffer.
◦We focus on serving small and medium-sized healthcare businesses and are subject to risks associated with serving small and medium-sized businesses.
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
Overview
Weave is a leading all-in-one customer experience and payments software platform for small and medium-sized healthcare businesses. From the first phone call to the final invoice and every touchpoint in between, Weave connects the entire patient journey. Weave’s software solutions transform how healthcare practices attract, communicate with, and engage patients and clients to grow their business. Weave seamlessly integrates billing and payment requests into communication workflows, streamlining payment timelines, reducing accounts receivable, and supporting practice profitability.
We have democratized powerful communication and engagement capabilities previously only available to enterprises, made them intuitive and easy to use and put them in one solution. Our verticalized software platform streamlines the day-to-day operations of running an SMB healthcare practice. Instead of a fragmented set of tools, Weave offers an AI-powered solution that spans all forms of communication and engagement including physical and softphones, messaging, email marketing, insurance verification, online appointment scheduling, reviews, payments, digital forms, and more. Through authorized and supported integrations with leading practice management systems (“PMS”), we automate and personalize patient communications while embedding FinTech solutions—such as text-to-pay, online bill pay, and payment plans—directly into communication workflows. By streamlining payment processes, Weave accelerates collections, reduces write-offs, and improves practice profitability.
Our Customers
As of December 31, 2024, we had approximately 35,000 locations under subscription and more than 30,000 customers in the U.S. and Canada. These customers represent many healthcare industries with the majority being in dental, optometry, veterinary, and other medical specialty services. No one single customer represents more than 5% of our revenue.
Our Platform
Weave helps SMB healthcare practices manage essential patient interactions. We consolidate telephony, messaging, scheduling, payments, staff collaboration, digital forms, reviews, and email marketing into one simple, easy and elegant solution. We allow practitioners and their staff to facilitate and manage patient interactions in a unified, modernized and personalized manner that best fits their patients’ needs and preferences. We enable practitioners and their staff to do what they do best: care for their patients.
The key benefits of our platform include:
•Easy to Use and Intuitive. SMB healthcare practices typically do not have dedicated technology staff, so they need solutions that are easy to implement and manage. Our platform is designed to be simple and intuitive. We democratize enterprise-grade customer communications and engagement capabilities, saving our customers time and allowing them to effectively and efficiently communicate with their patients.

•Unified Communications and Engagement. Weave integrates with dozens of healthcare practice systems of record, including PMS, patient relationship management (“PRM”) platforms, electronic health record (“EHR”) systems, enterprise resource planning software, or other third-party applications. Our platform unifies phones, text messaging, appointment scheduling, staff collaboration, email marketing, requesting reviews, collecting payments, and digitizing forms, all in one solution.

•High ROI. Our platform helps our customers attract new patients, reduce appointment cancellations, keep schedules full, increase treatment acceptance rates, reduce outstanding accounts receivable, and improve staff efficiency and effectiveness. Weave provides more functionality at a significantly lower cost than the combined cost of point solutions.

•Reduced Churn for Our Customers. Our platform helps our customers’ practices keep their patients engaged through multi-channel communications—phone, text messaging, or email, and reduces friction with online appointments, digital forms, and convenient and flexible payment options, including text to pay, online bill pay, and payment plans. This results in increased patient loyalty and retention.

•Improved Ability to Attract New Patients. Our platform helps practices attract new patients by collecting and managing online reviews, ensuring practices do not miss a call or text, and eliminating the friction typically associated with scheduling appointments and completing forms.

•Personalized Communication and Payments. Our platform engages with patients in the manner that is easiest and most comfortable for them. We integrate flexible payment options—including text to pay, buy-now-pay-later, and payment plans—directly into communication workflows.
•Purpose-Built for SMB Healthcare Practices. Weave is designed to meet the unique needs of each healthcare specialty. Through authorized integrations with leading PMS, our platform optimizes specialized workflows and patient interactions. In veterinary practices, pets—not clients—take center stage, allowing staff to quickly access and manage pet-specific records. In optometry, custom notifications like "eyewear ready" enhance patient communication and pickup efficiency. For dental practices, Weave Insurance Verification simplifies billing and pre-appointment workflows, ensuring a smoother patient experience.

Our Products
Weave provides an all-in-one customer experience and payments software platform for SMB healthcare businesses. Our vision is to elevate the patient experience through a unified platform that improves business operations, enabling healthcare professionals to focus on patient care and achieve their dreams.
Unified Phone Number. All communications from the Weave platform, including calls and text messaging, are sent from a single phone number. Patients can save the office number to their contacts, and multiple team members can manage conversations seamlessly without relying on individual devices.
Customized Phone System. Weave provides a smarter phone system that helps practices identify whether incoming calls are from new or existing patients, provides helpful and actionable information at every call, and manages heavy call volumes. Key patient information is displayed at the outset of each call, including the caller's name, upcoming scheduled appointment information or when they are due for their next appointment, overdue balances, tasks, special notes, and follow-ups.
Softphones. With Softphones from Weave, practices can make and receive calls from anywhere in the U.S. or Canada with an internet connection. Staff members can work from home, on the road, or in different office locations without missing any calls. Softphones do everything Weave Phones can do, but they operate in the cloud and do not require dedicated telephone hardware.

Text Messaging. Our two-way Text Messaging function allows practices to communicate with patients in a way that is easy, simple and accessible. Practices can send a broad array of communications ranging from personalized birthday messages and appointment reminders to requests to pay overdue balances. In addition, our Bulk Texting feature allows for mass communications from the practice phone number.
Missed Call Text. Missed Call Text allows practices to respond instantly when a call is missed. This feature automatically sends a message asking how the office can assist, enabling quick patient engagement—even after hours or when staff are unavailable.
Missed Text Auto-Reply. Missed Text Auto-Reply ensures prompt replies to patient text messages by automatically responding to messages received outside of a practice’s normal operating hours.
Team Chat. Weave offers a modern, secure group messaging solution that enables practitioners and staff to communicate seamlessly within the Weave App. This feature supports enhances collaboration, and keeps teams connected. Even when key team members are out of the office, group messaging ensures they stay informed and engaged.
Weave Mobile App. Practitioners and staff no longer need to be in the office to reach their team and their patients. With Weave’s Mobile App, staff members can connect, collaborate, and stay on top of their operations from anywhere through an iPhone or Android device. With the Mobile App, Weave customers can make and receive calls and send text messages from an office number, check schedules, check payment status, request and receive payments, send reminders, and use Team Chat.
Weave AI. Weave leverages more than a decade of patient interactions to train large language models and deliver AI-powered features that foster practice growth, enhance staff productivity, and improve patient experiences.
Weave Reviews and Response Assistant. Weave Reviews helps practices automatically request, collect, monitor, and respond to Google and Facebook reviews. Weave Reviews helps practices get discovered, rank higher in online searches, and grow their customer base. Weave’s AI-powered Response Assistant uses generative AI technology to create custom, relevant responses to patient reviews to increase reputation management efficiency.
Weave Email Marketing and Email Assistant. Weave Email Marketing makes it easy for anyone to create professional emails quickly. Customers can start immediately with a library of pre-written templates and free images. Weave AI-powered Email Assistant streamlines the process further by generating email text in seconds based on key themes, which can be edited before sending. This tool helps healthcare providers personalize and automate email campaigns, driving patient engagement, retention, and awareness of their services.
Text Connect. Weave’s Text Connect enables practices to interact with their existing and potential patients online directly through their websites. This functionality gives practices the flexibility to respond when it is convenient for them, and enables multiple conversations at once.
Weave Payments. Weave Payments is a comprehensive payment processing solution that enables healthcare practices to streamline billing and collections while offering patients flexible payment options. Patients can pay in-office using a wireless terminal (tap, dip, or swipe), or remotely via Text to Pay, Online Bill Pay, or ACH direct debit. Practices can also keep payment methods on file and offer flexible financing options, including Buy Now, Pay Later through Affirm or Sunbit. Payment Reminders automate follow-ups on outstanding balances, encouraging timely payments with minimal effort. By integrating payments into existing communication workflows, Weave helps practices improve cash flow, reduce administrative burden, and enhance the patient payment experience.
Weave Digital Forms. Weave Digital Forms provide a secure, convenient, and modern way for healthcare practices to collect patient information before the patients arrive for an appointment — increasing staff efficiency, improving data accuracy, and saving money on paper costs.

Online Scheduling. When integrated with the healthcare practice’s system of record, Online Scheduling allows patients to request appointments from the practice’s website, send automatic scheduling reminders via text message, and personalize each reminder for the patient. This functionality keeps schedules full, reduces no-shows, and fills schedules more efficiently.
Insurance Verification. Insurance Verification helps office staff spend more time creating an exceptional patient experience and less time calling insurers to verify patient coverage details. Within the Weave platform, users can get up-to-date and accurate insurance plan details, all with a click of a button. If a patient’s insurance information is unable to be verified, users can contact patients directly through text messaging to get information fast. When combined with Weave’s Digital Forms, the new patient intake process is streamlined, saving staff time and reducing long phone calls with insurance companies.
Practice Analytics. Practice Analytics provides real-time data on patient retention, appointment scheduling, treatment acceptance rates, and revenue generation. This information allows practices to identify areas of improvement and implement strategies to optimize their operations.
Call Intelligence. Our AI-powered Call Intelligence product analyzes call recordings, providing deep insights without the need to manually review conversations. It categorizes patient sentiment, identifies key topics, and uncovers revenue opportunities, enabling practices to enhance customer service and optimize business performance. With automated call transcriptions and categorization, practices can quickly spot high-value follow-ups, track missed revenue opportunities, and make data-driven decisions. Multi-location practices can filter and compare call data across offices for a comprehensive understanding of patient needs, helping staff improve engagement and maximize operational efficiency.
Weave Enterprise. Weave Enterprise is designed for multi-location healthcare practices, including dental service organizations (“DSOs”), vision, veterinary, and medical groups, to standardize operations, enhance efficiency, and accelerate revenue cycle management. Weave Enterprise provides a centralized way to seamlessly manage dozens or even hundreds of locations. With advanced analytics and reporting, practices can track trends, benchmark performance, and uncover actionable insights to drive operational excellence and business growth.
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
Subscriptions are primarily sold through our direct inside sales team. Most of our sales teams are focused on attracting new customers and are trained to sell into multiple SMB healthcare verticals, organized by sales motion (inbound, outbound, upsell, and mid-market). In addition, we have a sales team specifically focused on customer success and expanding usage within our existing customer base.
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

Customer Success and Support
We offer customer support via phone, online chat, and email to resolve technical and operational issues for our customers, if and when such issues arise. All customer success, customer support, customer training and customer onboarding team members are currently located in the U.S., India, and the Philippines. In addition, we maintain an extensive training and self-help content hub on our website. We also offer certifications to develop Weave experts within a practice.
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
We have a research and development presence in both the U.S. and India.
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
Weave Phone System
Our phone system is highly customizable, cloud-based and integrated into our software platform. We built our phone systems in-house, providing capabilities commonly found in expensive licensed hardware offerings. Our phone system leverages our cloud infrastructure providers to deliver multiple redundant regions and lowest latency routing to ensure superior voice quality on calls to and from the entire U.S. and Canada.
We provide our customers with advanced business phones from a leading cloud-based communications hardware manufacturer. Once the phones are powered on and connected to a network by our customer, we provide configuration and automatic updates through the cloud. Our system also provides unlimited local and long distance voice calling within the U.S. and Canada to the Public Switched Telephone Network in the U.S. and Canada via SIP Trunking interconnects from multiple providers.
Our platform also features cloud-based Softphones, which do everything Weave phones can do, without the need for traditional phone hardware. From anywhere in the U.S. or Canada with an internet connection, customers can easily add lines and operate phones including viewing patients on hold, call management (switching, transferring, merging), and call parking. Softphones facilitate remote work and enhance practice communication and productivity.
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
At the physical and infrastructure layers, our platform and products are hosted on GCP, which undergoes regular independent verification of its security, privacy, and compliance controls.
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
Human Capital
As of December 31, 2024, we had 854 employees. We continued expanding our presence abroad during 2024 by hiring additional engineers and support representatives in India and engaging supplemental customer support and revenue operations in the Philippines.
We offer competitive compensation and benefits packages and strive to promote the well-being of our employees and their families by offering generous parental and other leave policies as well as flexible paid time-off policies to accommodate individual circumstances. We demonstrate our commitment to the professional development of all Weave employees by offering professional and skill development resources and manager development courses.
We believe that fostering a diverse and inclusive workforce makes us stronger as a company. Our goal is to ensure equitable hiring, compensation, performance management, promotions and personal development processes. We reinforce these values by promoting an inclusive culture through training, sponsoring people resource groups open to all employees, and community involvement.
Our culture is underpinned by the Weave Way, which consists of five key values that define our company, our approach to people and ultimately guide all of our actions. Our employees are united by our mission and driven by our values:
•Stay Hungry. We remain HUNGRY and are never satisfied with the status quo. We are constantly blazing new trails and innovating the very best solutions. We volunteer for the hard things, knowing that the only easy day was yesterday. We are always asking questions and always trying to improve, knowing that our failures keep us moving onward and upward.
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
•Think Creatively. Getting CREATIVE can solve a lot of challenges. We know that great ideas can come from anyone at any time. We go out beyond our circle and get involved. We ask questions and we are curious about the world around us, finding inspiration everywhere. We pay attention to the little things. We constantly endeavor to challenge the old to make things better. We are scrappy and resourceful, and we never settle for ordinary.
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

Intellectual Property
Our intellectual property is an important part of our business. We protect our intellectual property through a combination of domain names, copyright, trade secrets and trademarks, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. We have trademark applications for select marks in the U.S. and will pursue additional trademark applications to the extent we believe it will be beneficial. We also have registered domain names for the website that we use in our business. Additionally, we rely upon unpatented trade secrets, confidential know-how and continuing technological innovation to develop and maintain our competitive position. We also enter into confidentiality and intellectual property rights agreements with our employees, consultants and contractors. Under such agreements, our employees, consultants and contractors are subject to invention assignment provisions designed to protect our proprietary information and ensure our ownership of intellectual property developed pursuant to such agreements.
Regulatory
In the U.S., at the federal level, we are subject to regulation by the Federal Communications Commission (“FCC”) as a provider of Voice over Internet Protocol (“VoIP”) as well as state and local regulations applicable to VoIP providers. For example, such regulations include E-911 requirements, conditions for porting of phone numbers, protection of customer data generated by the use of our services, disability access rules, providing law enforcement with access to records, and obligations to contribute to federal programs including the federal universal service fund and other regulatory funds as well as state universal service programs. We are also subject to E-911 surcharges (typically governed by localities and/or state departments of revenue). In Canada, our VoIP service subscriptions are regulated by the Canadian Radio-television and Telecommunications Commission (“CRTC”), which, among other things, imposes requirements like those in the U.S. related to the provision of E-911 services.
Additionally, we are subject to several laws in the U.S. and Canada that regulate communications between businesses and their customers or patients, and protect consumers from unwanted messages and telephone calls. These laws include, but are not limited to, the Telephone Consumer Protection Act (“TCPA”), Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”), and Canada’s Anti-Spam Law (“CASL”). To the extent that our subscribers use our text messaging, VoIP telephone, email marketing, and fax services, we provide features and functionality that enable our subscribers to manage their compliance with these consumer protection laws. As electronic messaging increases in popularity, we expect regulations and best practices in this area to continue evolving, which may impact our ability to offer services and our cost to deliver our services.
As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our subscriptions. Regulatory treatment of communications services over the internet outside the U.S. varies from country to country, and may be more onerous than imposed on our subscriptions in the U.S.. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on the use of our subscriptions in international locations.
In the course of providing our services, we collect, store, and process many types of data, including personal data. Moreover, our customers can use our subscriptions to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. Customers are able, and may be authorized under certain circumstances, to use our subscriptions to transmit, receive, and/or store personal information, including Protected Health Information (“PHI”). The collection, use, processing, or disclosure of personal information may be subject to U.S. and Canadian federal, state and provincial regulations, including, but not limited to, the Health Insurance Portability and Accountability Act (“HIPAA”); the California Privacy Rights Act (“CPRA”) (California); US state data breach notification laws; and the Personal Information Protection and Electronic Documents Act (“PIPEDA”) (Canada).

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
Corporate Information
We were organized in Delaware in September 2008 as Recall Solutions, LLC. We converted into a Delaware corporation in October 2015 under the name Weave Communications, Inc. Our principal executive offices are located at 1331 W Powell Way, Lehi, Utah 84043 and our telephone number is +1 (385) 331-4164.
Available Information
We maintain a website at https://www.getweave.com. We make available free of charge, on or through our website via the Investor Relations section at https://investors.getweave.com/, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments to such reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically or otherwise furnish it to the the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.
We announce material information to the public using SEC filings, press releases, public conference calls, and on the investor relations page of our website at https://investors.getweave.com/. We use these channels to routinely communicate important information with investors and the public about our company, our products and services and other matters via our website (www.getweave.com), our newsroom (www.getweave.com/newsroom), LinkedIn (www.linkedin.com/company/getweave), Instagram (https://www.instagram.com/getweave/), Facebook (https://www.facebook.com/weavecomm), and X (https://x.com/getweave), and to comply with our disclosure obligations under Regulation Fair Disclosure. Therefore, we encourage investors, the media, and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference. The inclusion of our website addresses and social media channels are inactive textual references only.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.
Risks Related to our Business and our Industry
Our recent growth rates may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $204.3 million, $170.5 million and $142.1 million during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations to India and the Philippines over the last three years.
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
•maintain the rates at which customers subscribe to, and adopt additional products, such as Weave Payments and Call Intelligence, to extend their use of our platform and retain our existing customers;
•hire new sales personnel to support our growth, and reduce the time for new personnel to achieve desired productivity levels;
•provide our customers with high-quality customer support that meets their needs;
•introduce our platform and products to new markets;
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
Our ability to attract new customers, retain existing customers and increase the use of our platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, our efforts to provide satisfactory customer service, the stability and reliability of our platform, our ability to timely onboard new customers or timely expand functionality for our existing customers, the perceived value of our platform and the features and functionality it offers, our ability to integrate our platform with a broad range of PMS, our ability to leverage and scale our core sales efforts and marketing capabilities to focus on our core specialty healthcare verticals, and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
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

Our ability to attract new customers and retain existing customers depends in part on our ability to timely onboard new customers or timely expand functionality for our existing customers. Our onboarding and ramp times may be delayed due to unanticipated complications with phone number porting or integrations with existing or new customers’ systems, or lack of customer staff availability, which could delay or prevent adoption of our platform for extended periods of time and may cause us to expend more resources than originally anticipated. These delays could limit our ability to attract and retain customers and may adversely affect our revenue and profits.
We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could suffer.
Our business strategy contemplates that we will expand our business and operations in the future. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place demands on our management as well as on our administrative, operational, and financial resources, particularly while we continue to navigate relatively recent transitions in management and challenging macroeconomic conditions. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
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
•controlling expenses and investments in anticipation of expanded operations; and
•managing the expansion of operations in the U.S. and potentially in additional countries in the future, which will place additional demands on our resources and operations.
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
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we are pursuing opportunities to expand our customer base among medium-sized businesses in various healthcare industries. For example, we now provide multi-office functionality through our new platform to allow us to better serve organizations with multiple locations. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our new platform to multi-location organizations and effectively retain them. As we target a portion of our sales efforts at larger and multi-location organizations, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location organizations may require us to invest more time educating potential customers about the benefits of our subscriptions. In addition, our customers may be acquired by or may consolidate into larger and multi-location organizations that may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements or other contractual terms that may introduce additional risk. Further, our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $28.3 million and $31.0 million for the periods ending December 31, 2024 and 2023, respectively. We had an accumulated deficit of $291.0 million as of December 31, 2024. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods. You should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, and may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of our common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:
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
•changes in laws, industry standards, regulations or regulatory enforcement in the U.S. or internationally;
•changes in network service provider fees that we pay in connection with the delivery of communications on our platform;
•changes in payment processing network and partner fees;
•increases in fees from integration partners, such as PMS providers;
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
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company, platform and products are critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products and support, our ability to successfully integrate our platform with a broad range of PMS, and our ability to successfully differentiate our platform and products from competing offerings. Our brand promotion activities may not be successful or yield increased revenue.
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
From time to time, our customers have provided negative feedback about our platform and products, such as about our pricing and customer support. If we do not handle customer feedback effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our products. In addition, many of our customers post and discuss on social media about internet-based products and services, including our platform and products. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our platform or products upset these customers, then their online commentary could negatively affect our brand, reputation and customer trust. Complaints or negative publicity about us, our platform or products could adversely impact our ability to attract and retain customers, our business, results of operations and financial condition.
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
If we are unable to develop and maintain successful integrations, such as integrations with providers of systems of record, the value of our platform and products could decline and our results of operations and financial condition could be adversely affected.
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
As part of our growth strategy, we are endeavoring to increase the depth and breadth of integrations of our platform with other third-party systems, including PMS, and we may not be successful in developing integrations or negotiating integration agreements on terms favorable to us. If we are not able to create integrations with other providers of systems or software used by our customers, the attractiveness of our products to customers may be diminished. In addition, any delay in creating integrations with providers of systems or software used by our customers or potential customers could delay or impair our ability to enter new healthcare vertical markets or enhance the functionality of our platform and products, and reduce their competitiveness. Any such delay could adversely affect our business.
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
Moreover, as we expand the functionality of our platform and products to include additional solutions, address new healthcare vertical markets and enter new markets outside the U.S., we may face additional sources of competition. We cannot be sure that we will compete as successfully against companies with products that offer solutions in those markets as we have to date. In addition, we cannot be sure we will compete successfully against incumbent providers of solutions with established brands and market presence if we enter new healthcare vertical markets and new markets outside the U.S..
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
If we do not continue to develop enhancements to our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition would be adversely affected.
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

Many of our customers depend on our customer support and success teams to assist them in deploying our products effectively, to help them resolve post deployment issues quickly and to provide ongoing support. As such, we believe our focus on customer service and support is critical to onboarding new customers and retaining our existing customers and growing our business. If we do not devote sufficient resources or are otherwise unsuccessful in supporting our customers effectively, our ability to retain existing customers could suffer and prospective customers may be less likely to adopt our platform and products. Accordingly, we expect to devote significant resources to maintaining and enhancing the effectiveness of our customer service and support function, and increased investments in customer service and support, without corresponding revenue, could adversely affect our business, results of operations and financial condition.
Our ability to provide effective customer service and support may be adversely affected by a variety of factors. We may be unable to respond quickly enough to accommodate short term increases in demand for service and support from our customer support and success teams. Approximately one quarter of our current customer service and support staff has been employed with us for less than one year and therefore may be less familiar with our platform and products than our more tenured employees. In addition, as we add functionality to our platform or as customers begin to increase the ways in which they use our platform or products, customer service needs may become more time-consuming to meet. If our customers are not satisfied with the level of customer support we provide, they may stop using our platform or may not subscribe to additional products we offer. In addition, to improve our level of customer support and service and to meet increased customer demand for support, we may need to devote additional resources to hiring and training personnel, which will increase our costs and without additional corresponding revenue, could adversely affect our business, results of operations and financial condition.
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
Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies if mobile phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which could adversely affect our business, results of operations and financial condition. We may need to devote significant resources to the creation, support, and maintenance of our mobile application, and any failure of our platform and products to operate effectively with evolving or new platforms and technologies could reduce the demand for our platform and products. If we are unable to respond to these changes in a cost-effective manner, or at all, our platform and products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals, such as Yealink to supply phones for our platform and Stripe Inc. (“Stripe”) to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the text messaging functionality of our platform. We also rely on hosted Software-as-a-Service technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with all of our sole source hardware suppliers and we maintain only a small amount on-hand, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services have in the past and may in the future cease to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of the supply, right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business. In addition, even if we are able to identify replacement hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
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
We have been and will continue to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any information security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third-party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as GCP, could result in the loss of confidential or personal information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Furthermore, we are required to comply with laws and regulations, including stringent regulations such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers, regulators or other relevant stakeholders of security breaches. Such disclosures could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures—or those of GCP or our service providers--—fail to prevent unauthorized access, attacks (including sophisticated cyberattacks), or data compromises, the consequences could be significant. Additionally, if our employees or contractors mishandle data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
We currently rely on a single supplier to provide the technology we offer through Weave Payments.
While we are endeavoring to expand our payments technology partnerships, we currently rely primarily on Stripe to enable our Weave Payments solution. Our Stripe agreements provide for terms which expire at various dates after 2028, and in some cases, renew for subsequent 12-month terms unless we provide a notice of termination prior to the end of the then current term. These agreements are integral to Weave Payments, and any problems with Stripe or disruption affecting its services could have a negative impact on our reputation, results of operations and financial results. Any temporary or permanent disruption in our ability to offer Weave Payments, whether as a result of an interruption in Stripe’s services due to technical or other issues, or due to the termination of our agreement with Stripe, would decrease our revenue and adversely affect our business.
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
The standards that Mobile Network Operators use to regulate the delivery of text messages have in the past interfered with, and may in the future interfere with, the effectiveness of our platform and our ability to conduct business.
Our customers rely on text messaging for communicating with their customers. To address requirements set forth in the Telephone Consumer Protection Act of 1991 (“TCPA”), the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), the Cellular Telecommunications and Internet Association guidelines, and in other FCC rules regarding unwanted communications, the U.S. wireless communications industry and Mobile Network Operators, (“MNOs”) have set forth standards governing the delivery of non-consumer messages via wireless provider networks with the primary objective of protecting consumers from unwanted messages. These standards include, but are not limited to, standards and registration for businesses sending messages to consumers from a 10-digit long code (“10DLC”). MNOs monitor non-consumer messages and block or limit throughput of messages if a sender does not adhere to industry and MNO-defined standards, or if a sender is not properly registered to send messages using a 10DLC. If non-conforming text messages are sent from a business’ telephone number, that number may be blocked or limited from sending text messages, or charged additional fees by the MNOs. We work closely with our service providers in order to comply with the applicable laws and maintain our deliverability rates. However, as the popularity of text messaging increases over time, we expect the MNOs and the wireless communications industry to continue to implement additional requirements, restrictions, and fees for sending non-consumer messages.
There are some exceptions to non-consumer messaging requirements, which apply to a large number of our customers, including exceptions for health care related messages and messages sent from “low-volume” senders, such as small businesses. However, if text messages originating from our customers are blocked or limited by MNOs, or if MNOs impose additional fees for certain text messages, the effectiveness of our customers’ text message communications with their customers may be impacted, and our customers may question the effectiveness of our platform and discontinue service. Additionally, requirements like 10DLC may make it more difficult to onboard our customers. The above could result in harm to our business, financial condition and results of operations.
We are continuing to expand our international operations, which exposes us to significant risks.
We currently market our platform and products only in the U.S. and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of December 31, 2024 had approximately 100 employees in India to further our engineering and administrative operations. Additionally, in 2023 we began utilizing resources in the Philippines to supplement our customer support operations and in 2024 we expanded resources in the Philippines to supplement our revenue operations organization.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the U.S.. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
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
•understanding, reconciling and complying with different technical standards, telecommunications and payment processing regulations, registration and certification requirements outside the U.S., which could prevent customers from deploying our platform and products and limit the features and functionality we may be able to provide or limit their usage;
•potentially greater difficulty collecting accounts receivable and longer payment cycles;
•higher or more variable network service provider fees outside of the U.S.;
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
•adverse tax consequences;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the U.S., increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•fluctuations in exchange rates and the resulting impact on our business;
•restrictions on the transfer of funds;
•deterioration of political relations between the U.S. and other countries;
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
Also, due to costs from our international expansion efforts and network service provider fees outside of the U.S., which can be higher than domestic rates, our gross margin for international customers may be lower than our gross margin for domestic customers. As a result, our gross margin may be adversely impacted and fluctuate as we expand our operations and customer base worldwide.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in Utah, where our headquarters are located, and in other locations where we may maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our platform and products, which could adversely affect our business, results of operations and financial condition. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Replacing key employees, including our Chief Executive Officer, and management personnel may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry and where we are located with the breadth of skills and experience that we require. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key employees. Many of our key employees are, or will soon be, vested in a substantial number of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly not appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of December 31, 2024, and for the period then ending, we had no outstanding borrowings under this loan and security agreement.
Risks Related to Governmental Regulation
Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
As a provider of interconnected VoIP services, we are subject to various international, federal, state and local requirements applicable to our industry. For example, our telecommunications services are regulated by the FCC. If we do not comply with applicable FCC rules and regulations, or rules and regulations of other governing regulatory agencies, we could be subject to enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our subscriptions. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry and could have a material adverse impact on our revenue. The failure of our platform and products to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition or operating results.
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
•regulations governing outbound dialing, including the TCPA; and
•FCC and other regulators efforts to combat robo-calling, caller ID spoofing, and robo-texting.
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
The STIR/SHAKEN framework is expected to be used throughout the world. We have implemented STIR/SHAKEN for voice traffic originating in the U.S. and we rely on our service providers to sign our voice traffic originating in Canada. However, it is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these differing standards may not be interoperable with the U.S. requirements. For example, the CRTC required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-based voice calls, effective in November 2021, and file status reports every six months starting in May 2022. Despite initially denying non-facilities based providers access, the Canadian Secure Token Governance Authority (“CST-GA”) created a process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates (“STI Certificates”) to allow higher (Level A or B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at a greater risk of being blocked or flagged and ignored by end users. Further, it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. In July 2022, the CST-GA signed a memorandum of understanding with the U.S. Secure Telephone Identity Governance Authority to coordinate interconnection of SHAKEN in both the U.S. and Canada to allow providers to sign calls in one country and accept the signature in the other. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
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
U.S. federal legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.
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
The actual or perceived improper sending of text messages, pre-recorded messages, or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA and the Telemarketing Sales Rule restrict telemarketing and the use of automatic text messages. The TCPA requires companies to obtain prior express written consent before making telemarketing calls or sending certain text messages and to not contact any number placed on either federal or state “do-not-call” registries or the company’s internal do-not-call list. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls, and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission (“FTC”) rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. Because the TCPA provides for a private right of action under which a plaintiff may recover monetary damages, this may result in civil claims against Weave and requests for information through third party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
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
Similar Data Protection Laws are in place in Canada, including the PIPEDA. Failure to comply could subject us to investigation and monetary penalty by the Office of the Privacy Commissioner of Canada.

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
Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. For example, California enacted legislation, the CPRA, which affords consumers expanded privacy protections. The potential effects of this legislation are far-reaching and have required Weave to implement enhanced practices and policies in an effort to comply. Specifically, the CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, the CPRA, which became fully effective on January 1, 2023, expanded the rights of California residents with respect to their personal information. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which may result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Moreover, at least 18 other states have created state specific privacy laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. In addition, the various state privacy laws may limit how we use personal information we collect, particularly with respect to marketing and the use of online advertising networks.
Furthermore, the FTC and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the U.S., at both the federal and state level and more globally, that could impose new obligations in areas such as e-

commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.
Change in existing legislation or introduction of new legislation may require us to incur additional expenditures to ensure compliance with such legislation, which may adversely affect our financial condition. We strive to comply with Data Protection Laws and Data Protection Obligations to the extent possible, but we may at times fail, or may be perceived to have failed, to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. If our Privacy Policies are found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices—whether in whole or in part—it could have serious consequences. Similarly, a failure or perceived failure to comply with Data Protection Laws or Data Protection Obligations, or a data compromise leading to the unauthorized release or transfer of business or personal information, could also be harmful. Any such issues may increase our compliance and operational costs, limit our ability to market our products or services, and affect our ability to attract and retain customers. They could also restrict or eliminate our ability to process data and lead to enforcement actions, fines, litigation, and significant expenses, including attorney fees. Additionally, they may cause a material adverse impact on our business operations and financial results or lead to other significant harm. Furthermore, any such failure or perceived failure could result in public criticism from consumer advocacy groups, the media, or other sources, potentially causing substantial reputational damage. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies, and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators that could require changes to our business practices, diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary processing, or other remedies that adversely affect our business.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the India Prevention of Corruption Act, 1988, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti- corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly. They prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. If we increase our international sales and business further, our risks under these laws may increase especially to the extent that we rely on sales to and through resellers and other intermediaries. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations and financial condition.
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
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the U.S. ruled in South Dakota v. Wayfair, Inc. et al. (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, decrease our future sales and subject us to liabilities for future or historical periods, which could have a material adverse effect on our business and results of operations. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside. We collect certain telecommunications-based taxes from our customers in certain jurisdictions and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
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
We are unable to predict what U.S. or global tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Changes in tax legislation, regulations, policies, or practices in the jurisdictions where we operate could have significant financial impacts. They may increase our estimated tax liability, including amounts we have already expensed, paid, or accrued on our balance sheet. Such changes could also affect our financial position, future operating results, cash flows, and effective tax rates in the regions where we conduct business. Additionally, they may reduce post-tax returns for our stockholders and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals.
Our ability to use our net operating losses (“NOLs”), to offset future taxable income may be subject to certain limitations
As of December 31,2024, we had NOL carryforwards for federal and state income tax purposes of $207.4 million and $156.3 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2039 for federal purposes and 2034 for state purposes if not utilized. U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
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
The preparation of financial statements in conformity with the generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and significant estimates used in preparing our consolidated financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract costs, the incremental borrowing rate used in determining the value of right-of-use assets and lease liabilities, and useful lives for depreciable assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. All of our outstanding shares are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to the volume, manner of sale and other limitations under Rule 144. In addition, pursuant to our investor rights agreement, some of our early investors may require us to register their shares for public sale which could result in a substantial volume of shares being sold in a short period of time. Due to these factors, sales of a substantial amounts of shares of our common stock in the public markets could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our common stock to decline.
The concentration of our share ownership may limit your ability to influence corporate matters.
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned in excess of 25.0% of our total shares outstanding as of December 31, 2024. As a result, these stockholders, acting together, may influence our management and affairs and the outcome of votes on matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
We are an “emerging growth company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced Public Company Accounting Oversight Board reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the U.S. of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the U.S. of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, given the provision in Section 22 of the Securities Act for concurrent jurisdiction by federal and state courts, there is uncertainty as to whether a court would enforce this forum selection provision with respect to claims arising under the Securities Act.
We believe these provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the U.S. of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader risk management system and processes. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from multiple external experts and internal teams. Teams of dedicated privacy, safety, and security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership for these teams are professionals with deep cybersecurity expertise across multiple industries, including our Head of Security, who has over twenty years of cybersecurity experience across multiple industries. Our executive leadership team, along with input from the above teams, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.
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
Item 2. Properties
As of December 31, 2024, we currently lease approximately 180,000 square feet of office space for our current corporate headquarters in Lehi, Utah under a lease agreement that expires in 2033. We also maintain offices in Noida, India.

We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.
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
Holders of Record
As of March 7, 2025, there were 10 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held off record by banks, brokers and other financial institutions.
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
The following graph depicts the total cumulative stockholder return on our common stock from November 11, 2021, the first day of trading of our common stock on The New York Stock Exchange, through December 31, 2024, relative to the performance of the Standard & Poor's (“S&P”) 500 Index and the Russell 2000 Index. The graph assumes an initial investment of $100.00 at the close of trading on November 11, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return*
Among Weave Communications, Inc., the S&P 500 Index and the Russell 2000 Index
$150
$125
$100
$75
$50
$25
$—
11/11/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
06/30/24
12/31/24
WEAV
S&P 500
Russell 2000

*$100 invested on November 11, 2021 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.
Sale of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified above, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its consolidated subsidiaries.

We have elected to omit discussion of the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2024, for year-over-year comparisons of the results of operation between the year ended December 31, 2023 and December 31, 2022 as well as a discussion of 2022 performance metrics and cash flow activity, all of which are incorporated herein by reference.
Overview
Weave is a leading all-in-one customer experience and payments software platform for small and medium-sized healthcare businesses. From the first phone call to the final invoice and every touchpoint in between, Weave connects the entire patient journey. Weave’s software solutions transform how healthcare practices attract, communicate with, and engage patients and clients to grow their business. Weave seamlessly integrates billing and payment requests into communication workflows, streamlining payment timelines, reducing accounts receivable, and supporting practice profitability.
The majority of our customers are dental, optometry, veterinary and other medical specialty practices, and through investment in our product development and integrations we are expanding our platform services to support several additional specialized medical verticals.
Our Weave platform improves practice operations by consolidating tasks into a more unified system. It features a modern user interface that prioritizes versatility and ease of use, and an artificial intelligence (“AI”)-powered Weave Assistant that is integrated throughout the platform.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring hardware fees. These recurring revenues accounted for 92% of our revenue for each of the years ended December 31, 2024 and 2023, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
We also derive revenue associated with non-recurring installation fees for onboarding customers and from embedded leases on phone hardware. We utilize our onboarding services and phone hardware as customer acquisition tools and price them competitively to lower the barriers to entry for new customers adopting our platform. As a result, the variable cost associated with providing phone hardware and onboarding assistance has historically exceeded the related revenue, resulting in negative gross profit for each. The revenue and related costs associated with onboarding new customers are typically non-recurring and are primarily associated with the initial setup of a customer’s software and phone system. Revenue on phone hardware provided to our customers, deemed embedded lease revenue, is recognized over the related subscription period. The associated costs, which primarily represent depreciation expense on phones financed under finance lease arrangements, are incurred over the useful lives of the phone hardware, which is 36 months. We consider the net costs of onboarding and hardware, in addition to our sales and marketing activities, to be core elements of our customer acquisition approach.
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Subscription and payment processing:
Revenue	$196,106	$162,715
Cost of revenue	(43,567)	(38,194)
Gross profit	$152,539	$124,521
Gross margin	78%	77%
Onboarding:
Revenue	$3,547	$3,232
Cost of revenue	(7,793)	(8,710)
Gross profit	$(4,246)	$(5,478)
Gross margin	(120)%	(169)%
Hardware:
Revenue	$4,661	$4,521
Cost of revenue(1)	(7,072)	(7,473)
Gross profit	$(2,411)	$(2,952)
Gross margin	(52)%	(65)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with PMS, which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, trade shows and industry events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location. In 2024, we introduced the enhanced Weave platform, which is built on a fully modern tech stack and is web-based, enabling users to multitask, customize the layout and form factor, and take advantage of new features and AI capabilities only available in the new platform. The new enhanced platform also powers Weave Enterprise, a solution designed specifically for organizations with multiple locations. Weave Enterprise allows us to better service these organizations through centralized administration and reporting capabilities, which gives them a control center from which they can monitor and affect multiple locations' operations and software configuration simultaneously. In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our enhanced Weave platform to multi-location organizations and effectively retain them. As of December 31, 2024, we had more than 30,000 customers in the U.S. and Canada, spanning organizations across our end markets, and approximately 35,000 customer locations under subscription.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases, and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system as part of the platform at each of our customers improves retention and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have released additional add-on products in recent years, such as Bulk Texting and Forms, which we are increasingly successful at cross-selling to our customer base. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases, and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of hardware, which is depreciated over three years, represent substantial cost of revenue elements during the initial years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% and 77% for the years ended December 31, 2024 and 2023, respectively.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. In 2024, we introduced our enhanced Weave platform and Weave Enterprise, which together bring an enhanced interface and experience for both single- and multi-location customers. Our ability to cohesively deliver a deep product suite with as little friction as possible to customers is a key determinant of winning new customers. Our ability to add new SMB customers is dependent on the features and functionality we add to our platform, including those enabled by AI, particularly in our core specialty healthcare verticals. The depth of our platform’s functionality is dependent upon both our internally-developed technology and our platform partnerships and integrations. We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products to SMBs in a timely manner.
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for customer experience and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals. Entering a new industry vertical includes evaluating product-market fit and establishing key integration partnerships with the primary systems of record in that vertical. We started in dental and have since successfully expanded to optometry, veterinary and other specialty medical verticals. While we are focused on continued growth within our core specialty healthcare verticals and adjacent healthcare markets, we continue to evaluate additional expansion opportunities.
Key Business Metrics
In addition to our financial information that is presented in accordance with the generally accepted accounting principles in the U.S. (“U.S. GAAP”), we review several operating and financial metrics,

including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

	December 31,
	2024	2023
Number of locations (at period end)	34,997	31,002
Dollar-based net retention rate	98%	95%
Dollar-based gross retention rate	91%	92%
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
Dollar-Based Gross Retention Rate
We believe our dollar-based gross retention rate (“GRR”) provides insight into our ability to retain our customers, allowing us to evaluate whether the platform is addressing customer needs. To calculate our GRR, we first identify the Base Locations that were under subscription in the Base Month. We then calculate the effect of reductions in revenue from customer location terminations by measuring the amount of AMR in the Base Month for Base Locations still under subscription twelve months subsequent to the Base Month, or Remaining AMR. We then divide Remaining AMR for the Base Locations by AMR in the Base Month for the Base Locations to derive a monthly gross retention rate. We calculate GRR as of any date by taking a weighted average of the monthly gross retention rates over the trailing twelve months prior to such date. GRR reflects the effect of customer locations that terminate their subscriptions, but does not reflect changes in revenue due to revenue expansion, revenue contraction, or the addition of new customer locations.
Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on hardware provided to customers. The majority of these subscription arrangements have contractual month-to-month terms, with a small minority portion having contractual terms of 1-3 years. Subscription and hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of December 31, 2024 and 2023, approximately 34% and 39% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are reported in deferred revenue on the Company’s consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs, amortization of finance lease right-of-use assets on phone hardware provided to customers, fees and revenue shares to application providers, voice connectivity and messaging fees, and amortization of internal-use software development costs. Indirect costs include personnel-related expenses, such as salaries, benefits, bonuses and stock-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense.

As we acquire new customers and existing customers increase their use of our cloud-based platform, we expect that the dollar amount of our cost of revenue will continue to increase. However, our cost of revenue has been and will continue to be affected by a number of factors, including increased regulatory fees on text messaging and phone calls, the quantity and aging of phones provided to customers, changes to fees paid to application providers, adoption of AI-based features, future changes to the cloud infrastructure costs to support AI-based features, our stock-based compensation expense, and the timing of the amortization of internal-use software development costs, which could cause it to fluctuate as a percentage of revenue in future periods.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, sales commissions, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit, which is determined to be three years. In addition to personnel-related expenses, marketing expenses consist of lead-generating and other advertising activities, as well as the cost of traveling to and attending trade shows.

We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As a percentage of revenue, we anticipate sales and marketing expenses to decrease in 2025 as compared to 2024, and we expect these expenses to continue to decrease as a percentage of revenue over time.
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
We expect that our research and development expenses will increase as our business grows, particularly as we incur additional costs related to continued investments in our platform and products. However, we expect that our research and development expenses will remain fairly consistent as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized and the amount capitalized may fluctuate significantly from period to period.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance and other corporate expenses.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$204,314	$170,468
Cost of revenue(1)	58,432	54,377
Gross profit	145,882	116,091

Operating expenses:
Sales and marketing(1)	84,612	70,765
Research and development(1)	40,231	34,040
General and administrative(1)	52,452	45,652
Total operating expenses	177,295	150,457
Loss from operations	(31,413)	(34,366)

Other income (expense):
Interest income	1,851	2,196
Interest expense	(1,523)	(1,923)
Other income (expense), net	2,928	3,322
Loss before income taxes	(28,157)	(30,771)
Provision for income taxes	(189)	(260)
Net loss	$(28,346)	$(31,031)
______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,014	$971
Sales and marketing	6,582	4,233
Research and development	8,374	5,590
General and administrative	16,250	12,029
Total stock-based compensation	$32,220	$22,823
See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on stock-based compensation expense.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023
	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	29	32
Gross margin	71	68

Operating expenses:
Sales and marketing	41	42
Research and development	20	20
General and administrative	26	27
Total operating expenses	87	88
Loss from operations	(15)	(20)

Other income (expense):
Interest income	1	1
Interest expense	(1)	(1)
Other income (expense), net	1	2
Loss before income taxes	(14)	(18)
Provision for income taxes	—	—
Net loss	(14)%	(18)%
Comparison of the Years Ended December 31, 2024 and December 31, 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Revenue	$204,314	$170,468	$33,846	20%
Revenue increased by $33.8 million, or 20%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Of the total increase, approximately $20.0 million, or 59%, was attributable to new customer locations acquired during the year ended December 31, 2024, and $13.8 million, or 41%, was attributable to existing customer locations under subscription as of December 31, 2023. Customer locations totaled 34,997 and 31,002 as of December 31, 2024 and 2023, respectively.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$58,432	$54,377	$4,055	7%
Gross margin	71%	68%
The increase in cost of revenue was due primarily to an increase of $3.2 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs, fees paid to application providers, and connectivity and messaging costs. In addition, there was an increase of $0.9 million in personnel-related costs, particularly related to merit increases and new hires.
Our gross margin improvement is derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, and from efficiencies with third-party costs incurred for specific platform features and overall data usage as part of our cost management efforts.
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$84,612	$70,765	$13,847	20%
The increase in sales and marketing expenses was attributable in part to an increase of $7.8 million in personnel-related expenses, driven largely by salary and commission plan adjustments and stock-based compensation related to grants for new and existing employees and executives, as well as an increase in average stock price over the period. We also increased demand generation expenses by $4.6 million, particularly with our digital media, partner marketing, and third party advertisement efforts. In addition, we incurred $1.5 million in additional event-related costs due to increased in-person trade show attendance.
Research and Development

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Research and development	$40,231	$34,040	$6,191	18%
The increase in research and development expenses was due to an increase of $6.2 million in personnel-related expenses, largely from salary adjustments and stock-based compensation related to grants for the new and existing employees enhancing our platform infrastructure and developing new product offerings.
General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
General and administrative	$52,452	$45,652	$6,800	15%
The increase in general and administrative expenses was primarily due to a $5.6 million increase in personnel-related expenses, particularly from salary adjustments and stock-based compensation related to grants for new and existing employees and executives. We also experienced increases of $0.4 million in professional services fees, $0.7 million in bad debt expense, and $0.6 million in dues and subscription costs. These increases were partially offset by a $0.5 million decrease in our director and officer liability insurance premiums.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Interest income	$1,851	$2,196
Interest expense	(1,523)	(1,923)
Other income, net	2,928	3,322
Total other income (expense), net	$3,256	$3,595	$(339)	(9)%
The decrease in interest expense is due primarily to the payoff of our revolving line of credit in November of 2023, which resulted in no interest paid for our credit facility in the year ended December 31, 2024. The decrease was also driven by decreased average interest rates over the period.
The decrease in interest income is due to a decrease in interest generated on our money market securities as a result of a lower average daily balance maintained in the account and lower average interest rates over the period. The decrease in other income (expense), net is largely due to realized losses on our short-term investments and, to a lesser extent, a decrease in average interest rates over the period which contributed to the decrease in other income. In addition, Other income (expense), net for 2024 includes income from our office space sublease arrangement.
Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$(189)	$(260)	$71	(27)%
Income tax expenses decreased by an immaterial amount due to one-time tax adjustments in our foreign jurisdictions. We expect income tax expense to increase in conjunction with growth in our international subsidiaries in the long term.
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

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$14,149	$10,221
Net cash provided by (used in) investing activities	$8,882	$(7,739)
Net cash used in financing activities	$(22,191)	$(13,723)
Free cash flow	$10,364	$6,531
Net cash provided by operating activities as a percentage of revenue	7%	6%
Free cash flow margin	5%	4%
Net loss	$(28,346)	$(31,031)
Adjusted EBITDA	$4,538	$(7,846)
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

Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Revenue	$204,314	$170,468

Net cash provided by operating activities	$14,149	$10,221
Less: Purchase of property and equipment	(2,185)	(1,691)
Less: Capitalized internal-use software costs	(1,600)	(1,999)
Free cash flow	$10,364	$6,531
Net cash provided by (used in) investing activities	$8,882	$(7,739)
Net cash used in financing activities	$(22,191)	$(13,723)
Net cash provided by operating activities as a percentage of revenue	7%	6%
Free cash flow margin	5%	4%
Adjusted EBITDA U.S. GAAP Reconciliation

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Net loss	$(28,346)	$(31,031)
Interest expense	1,523	1,923
Provision for income taxes	189	260
Interest income	(1,851)	(2,196)
Other income/expense, net	(2,928)	(3,322)
Depreciation(1)	2,189	2,441
Amortization(2)	1,542	1,256
Stock-based compensation	32,220	22,823
Adjusted EBITDA	$4,538	$(7,846)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software and cloud computing costs.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $291.0 million as of December 31, 2024 and, prior to 2023, have generated negative cash flows from operations. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of December 31, 2024, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $51.6 million, as well as $47.5 million in other short-term investments comprised primarily of treasury and commercial paper instruments.

A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $40.0 million of deferred revenue recorded as a current liability as of December 31, 2024. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$14,149	$10,221
Net cash provided by (used in) investing activities	8,882	(7,739)
Net cash used in financing activities	(22,191)	(13,723)
Operating Activities
For the year ended December 31, 2024, cash provided by operating activities was $14.1 million, primarily consisting of our net loss of $28.3 million adjusted for non-cash charges of $60.8 million, and net cash outflows of $18.3 million provided by changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $15.3 million increase in deferred contract costs, comprised primarily of sales commissions earned on new sales, a $4.0 million decrease in operating lease liabilities from payments made, a decrease to accounts receivable of $2.1 million, and a decrease in accrued liabilities of $0.9 million. These amounts were partially offset by a $3.1 million increase in accounts payable, $0.5 million increase in deferred revenue, and a decrease of $0.4 million to prepaid expenses and other assets.
For the year ended December 31, 2023, cash provided by operating activities was $10.2 million, primarily consisting of our net loss of $31.0 million adjusted for non-cash charges of $49.3 million, and net cash outflows of $8.1 million provided by changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $13.3 million increase in deferred contract costs, comprised primarily of sales commissions earned on new sales, a $3.7 million decrease in operating lease liabilities, an increase to accounts receivable of $1.4 million, and an increase in prepaid expenses and other assets of $0.7 million. These amounts were partially offset by a $4.9 million increase in accrued liabilities, $4.8 million increase in deferred revenue due to our prepay arrangements with our customers, and an increase of $1.3 million to accounts payable.
Investing Activities
Cash provided by investing activities for the year ended December 31, 2024 was $8.9 million, primarily due to $66.4 million of maturities of short-term investments, which were partially offset by $53.8 million in purchases of short-term investments. Additionally, we purchased $2.2 million in furniture, equipment and leasehold improvements, and capitalized $1.6 million of personnel-related costs as internal-use software development.
Cash used in investing activities for the year ended December 31, 2023 was $7.7 million, primarily due to $66.2 million in purchases of short-term investments which were partially offset by $62.2 million of maturities of short-term investments. Additionally, we purchased $1.7 million in furniture, equipment and leasehold improvements, and capitalized $2.0 million of personnel-related costs as internal-use software development.
Financing Activities
Cash used in financing activities for the year ended December 31, 2024 was $22.2 million, due to $18.9 million from payments made for taxes related to the net share settlement of equity awards and $7.1 million from principal payments made on finance lease obligations. These cash outflows were partially offset by $2.0 million received from our employee stock purchase plan and $1.7 million in proceeds received from employee stock option exercises.
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
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2024.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line accrue interest at the greater of prime rate plus 0.25% and 3.50%. We are required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line of credit fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. As of December 31, 2024, there was no outstanding balance on the line of credit, the maximum borrowing capacity of $50.0 million was available to the Company, and we were in compliance with all SVB loan covenants.
Recently Adopted Accounting Pronouncements
For more information, see the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “—Accounting Pronouncements

Pending Adoption” in Note 2 to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates on the last day of the second fiscal quarter of any given fiscal year (and we have been a public company for at least twelve months and have filed at least one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
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
Our credit facility bears an interest rate of the greater of Prime Rate plus 0.25% or 3.50%. Increases in Prime Rate would increase the interest rate on any borrowings. As of December 31, 2024, we had no outstanding borrowing balance on our credit facility.
Foreign Currency Exchange Risk
The vast majority of our customer subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in Canadian dollars. A small portion of our operating expenses are incurred outside the U.S., denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and the Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weave Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weave Communications, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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
March 13, 2025

We have served as the Company’s auditor since 2016.

WEAVE COMMUNICATIONS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,596	$50,756
Short-term investments	47,534	58,088
Accounts receivable, net	3,743	3,511
Deferred contract costs, net	11,568	10,547
Prepaid expenses and other current assets	6,298	6,876
Total current assets	120,739	129,778
Non-current assets:
Property and equipment, net	8,443	9,922
Operating lease right-of-use assets	37,516	41,318
Finance lease right-of-use assets	10,650	10,351
Deferred contract costs, net, less current portion	9,487	8,622
Other non-current assets	2,091	1,021
TOTAL ASSETS	$188,926	$201,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,276	$5,171
Accrued liabilities	17,638	18,491
Deferred revenue	39,987	38,850
Current portion of operating lease liabilities	4,119	3,821
Current portion of finance lease liabilities	6,600	6,520
Total current liabilities	76,620	72,853
Non-current liabilities:
Operating lease liabilities, less current portion	38,961	43,080
Finance lease liabilities, less current portion	6,377	6,122
Total liabilities	121,958	122,055
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of December 31, 2024 and 2023, respectively, 73,225,253 and 70,116,357 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	358,549	341,514
Accumulated deficit	(291,013)	(262,667)
Accumulated other comprehensive income (loss)	(568)	110
Total stockholders' equity	66,968	78,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$188,926	$201,012
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$204,314	$170,468	$142,117
Cost of revenue	58,432	54,377	53,276
Gross profit	145,882	116,091	88,841
Operating expenses:
Sales and marketing	84,612	70,765	65,378
Research and development	40,231	34,040	30,714
General and administrative	52,452	45,652	42,453
Total operating expenses	177,295	150,457	138,545
Loss from operations	(31,413)	(34,366)	(49,704)
Other income (expense):
Interest income	1,851	2,196	1,155
Interest expense	(1,523)	(1,923)	(1,441)
Other income, net	2,928	3,322	356
Loss before income taxes	(28,157)	(30,771)	(49,634)
Provision for income taxes	(189)	(260)	(104)
Net loss	$(28,346)	$(31,031)	$(49,738)
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(0.46)	$(0.76)
Weighted-average common shares outstanding - basic and diluted	71,656,892	67,694,978	65,083,198
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(28,346)	$(31,031)	$(49,738)
Other comprehensive loss
Change in foreign currency translation, net of tax	(657)	108	(10)
Net unrealized gain (loss) on short-term investments, net of tax	(21)	31	12
Total comprehensive loss	$(29,024)	$(30,892)	$(49,736)
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive		Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income		Equity
BALANCE - December 31, 2021	64,324,628	$—	$294,230	$(181,898)	$(31)		$112,301

Issuance of common shares from stock option exercises	1,069,935	—	1,315	—	—		1,315
Issuance of common shares from the employee stock purchase plan	165,347	—	858	—	—	—	858
Offering costs	—	—	(271)	—	—		(271)
Vesting of restricted stock units	179,143	—	—	—	—		—
Stock-based compensation	—	—	18,752	—	—		18,752
Foreign currency translation adjustments, net of tax	—	—	—	—	(10)		(10)
Net unrealized gain on investments	—	—	—	—	12		12
Net loss	—	—	—	(49,738)	—		(49,738)
BALANCE - December 31, 2022	65,739,053	$—	$314,884	$(231,636)	$(29)		$83,219

Issuance of common shares from stock option exercises	1,756,386	—	12,866	—	—		12,866
Issuance of common shares from the employee stock purchase plan	292,246	—	1,329	—	—		1,329
Vesting of restricted stock units	3,662,161	—	—	—	—		—
Common stock withheld related to net settlement of equity awards	(1,333,489)	—	(10,388)	—	—		(10,388)
Stock-based compensation	—	—	22,823	—	—		22,823
Foreign currency translation adjustments, net of tax	—	—	—	—	108		108
Net unrealized gain on investments	—	—	—	—	31		31
Net loss	—	—	—	(31,031)	—		(31,031)
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110		$78,957

Issuance of common shares from stock option exercises	325,641	—	1,727	—	—		1,727
Issuance of common shares from the employee stock purchase plan	220,042	—	1,997	—	—		1,997
Vesting of restricted stock units	4,198,162	—	—	—	—		—
Common stock withheld related to net settlement of equity awards	(1,634,949)	—	(18,855)	—	—		(18,855)
Stock-based compensation	—	—	32,166	—	—		32,166
Foreign currency translation adjustments, net of tax	—	—	—	—	(657)		(657)
Net unrealized gain on investments	—	—	—	—	(21)		(21)
Net loss	—	—	—	(28,346)	—		(28,346)
BALANCE - December 31, 2024	73,225,253	$—	$358,549	$(291,013)	$(568)		$66,968
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,346)	$(31,031)	$(49,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,517	12,001	12,964
Amortization of operating right-of-use assets	3,951	3,831	3,681
Provision for losses on accounts receivable	1,867	1,164	729
Amortization of deferred contract costs	13,418	12,171	11,120
Loss on disposal of assets	1	16	4
Stock-based compensation, net of amount capitalized	32,220	22,823	18,752
Net accretion of discounts on short-term investments	(2,134)	(2,668)	(413)
Changes in operating assets and liabilities:
Accounts receivable	(2,099)	(1,379)	(966)
Deferred contract costs	(15,304)	(13,313)	(12,343)
Prepaid expenses and other assets	373	(680)	(93)
Accounts payable	3,116	1,323	(330)
Accrued liabilities	(941)	4,855	1,786
Operating lease liabilities	(3,970)	(3,714)	(2,534)
Deferred revenue	480	4,822	4,615
Net cash provided by (used in) operating activities	14,149	10,221	(12,766)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	66,438	62,150	—
Purchases of short-term investments	(53,771)	(66,199)	(50,915)
Proceeds from sale of assets	—	—	16
Purchases of property and equipment	(2,185)	(1,691)	(1,895)
Capitalized internal-use software costs	(1,600)	(1,999)	(1,232)
Net cash provided by (used in) investing activities	8,882	(7,739)	(54,026)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit	—	(10,000)	—
Principal payments on finance leases	(7,060)	(7,530)	(8,709)
Proceeds from stock option exercises	1,727	12,866	1,315
Payments for taxes related to net share settlement of equity awards	(18,855)	(10,388)	—
Paid offering costs	—	—	(671)
Proceeds from the employee stock purchase plan	1,997	1,329	858
Net cash used in financing activities	(22,191)	(13,723)	(7,207)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	840	(11,241)	(73,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,756	61,997	135,996
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,596	$50,756	$61,997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,523	$1,923	$1,441
Cash paid during the period for income taxes	$189	$260	$104
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$28	$52	$13
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$7,395	$7,183	$6,655
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$149	$154	$309
Unrealized gain (loss) on short-term investments	$(21)	$31	$12
Stock-based compensation included in capitalized software development costs	$34	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Description of the Business
Description of the Business
Weave Communications, Inc., with its wholly owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively, “Weave” or the “Company”) sells subscriptions to the Weave platform, its vertically-tailored customer experience and payments software platform for small and medium-sized healthcare businesses. The Weave platform combines patient engagement, payments, and other operational software tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015, and its corporate headquarters are located in Lehi, UT.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Segments
The Company determines its operating and reportable segments based on how the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer (“CEO”), reviews and manages the business and establishes criteria for aggregating operating segments into reportable segments. As described in Note 15, the Company operates as one operating and reportable segment.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of sales and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract costs.
Concentration of Risks
The functionality of the Company’s software and cloud-based phone system relies heavily on its ability to integrate with customers’ systems of record, including practice or client management systems. In some of the core healthcare verticals that the Company serves, less than five providers make up the majority of PMS maintained by practitioners in the U.S. At this time, the Company does not anticipate loss of integration rights with any of these major providers. To mitigate the risk, the Company has developed a system-agnostic subscription option that, if needed, does not rely on an integration for functionality.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, the Company’s cash balances held at financial institutions may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash.
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the years ended December 31, 2024, 2023, and 2022. To date, the Company has not experienced material losses related to non-payment by customers.
Geographic Information
Other than the U.S., no individual country exceeded 10% of total revenues for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024 and 2023, substantially all of the Company’s long-lived assets were located in the U.S..
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
The Company recognizes revenue as follows:
Subscriptions revenue (software and phone service) is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements have contractual month-to-month terms, wherein payment is generally received up front either monthly or annually. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the services over the contractual period. The Company transfers control of services evenly over the contractual period. Accordingly, the consideration related to subscriptions is recognized over time on a straight-line basis over the contract term beginning on the date the Company’s service is made available to the customer.
The Company also provides payment processing services and receives a revenue share from a third-party payment facilitator on transactions between Weave customers that utilize the Weave payments platform, and their end consumers. These payment transactions are generally for services rendered at customers’ business location via credit card terminals or through several card-not-present modalities, including “text-to-pay” functionality. As the Company acts as an agent in these arrangements, revenue from payments services is recorded net of transaction processing fees and revenue is recognized at the time transactions are processed.
The Company offers remote installation services as part of the onboarding process, wherein the Company can install pre-configured applications on customer hardware, which allow remote access to Weave’s cloud solution. Customers may also choose to engage directly with one of several preferred third-party providers to perform on-site installation services. The Company considers onboarding and installation a separate performance obligation, and recognizes revenue at the time the installation services are complete.
Excluding payments services and installation revenue, most customers are billed in advance and may elect to be billed on a monthly or annual basis, while a small subset of customers are billed monthly in arrears. The Company records deferred revenue when cash payments are received or billings are due in advance of the performance of services. Deferred revenue is recognized as revenue when, or as, the performance obligations are satisfied. Software and phone service revenue is recognized net of discounts in the condensed consolidated statements of operations. The Company does not consider discounts to be variable consideration as they are stated on each agreement and not subject to contingencies or variability. The Company collects sales and communications taxes from its customers. In the consolidated statements of operations, amounts collected from taxes are excluded from the reported revenue amounts.
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less.
In addition to providing software and VoIP phone services, the Company provides phone hardware to its customers as part of its subscription offering. The Company allows customers to include phones without adjustment to the subscription base price, depending on the selected subscription bundle. The majority of customers select a bundle which includes five phones without adjustment to the subscription price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in the Accounting Standards Codification (“ASC”) 842, Leases. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For customers subscribed prior to August 2021, the Company allowed customers to include up to ten phones without adjustment to the subscription base price and title of the phones transferred to the customer after 36 months of subscription occurred. If a customer were to cancel at any time prior to completion of the 36-month period, the phones were returned to the Company. For the years ended December 31, 2024, 2023, and 2022 the Company recorded $4.7 million, $4.5 million and $4.2 million, respectively, in lease revenue associated with the phone hardware.
As a lessor, future minimum lease payments may vary due to customer agreements being either month-to-month or annual, and the fact that subscription payments are allocated based on the fair value of all services provided to the customer. With phone hardware being deployed to customers for their useful life, residual value does not accrue to the benefit of the Company. Phone hardware that is returned are refurbished and placed into service.
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and, prior to 2023, has generated negative cash flows from operations since inception. As of December 31, 2024, the Company had an accumulated deficit of $291.0 million. The Company funds its operations through cash flows generated by sales of its product offerings. As of December 31, 2024, the Company had no outstanding borrowings under its revolving line of credit and $50.0 million in available borrowing capacity.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the December 31, 2024 consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.

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
Revenues and expenses of the Company’s foreign subsidiaries are translated from the applicable functional currency to the U.S. dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the period-end exchange rates. Resulting gains or losses from translating foreign currency are included in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss.
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as current assets on its consolidated balance sheets. These securities are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is more likely than not that the Company will sell the securities before the recovery of their cost basis. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in other income (expense), net in the consolidated statements of operations, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. To date, the Company has not experienced any credit losses on its investments.
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Realized gains, consisting of discount accretion, for the years ended December 31, 2024, 2023, and 2022 were $2.1 million, $2.7 million, and $0.4 million, respectively.
Accounts Receivable and Provision for Credit Losses
Accounts receivable are mostly comprised of credit card billings and are recorded at the invoiced amounts when an unconditional right to cash exists. Accounts receivable do not bear interest. Accounts receivable balances outstanding longer than the contractual payment terms are considered past due. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when cash is received.
For the Company’s trade receivables from its customers, the Company performs ongoing credit evaluations of its customers and maintains a provision for expected credit losses. The provision for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. The Company’s provision for credit losses was $0.5 million and $0.2 million as of December 31, 2024 and 2023, respectively.
The following is a roll forward of our provision for credit losses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance Beginning of Period	$200	$—	$—
Charge to Costs or Expenses	1,867	1,164	729
Deductions	(1,544)	(964)	(729)
Balance at End of Period	$523	$200	$—
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of property and equipment or over the related lease terms (if shorter). Costs of major improvements that extend the useful life of the property and equipment have been capitalized, while costs of normal repairs and maintenance are expensed as incurred. For customers who purchased subscriptions prior to August 2021, phone hardware provided to customers as part of the subscription arrangement remained the property of the Company for three years beginning on the date that the customer began receiving subscription services. After three years, the title of the phone hardware passed to the customer. For phone hardware provided to customers subscribing in or after August 2021, the Company retains ownership of the phone hardware. Phone hardware is deemed to have a useful life of three years and is depreciated over that period. The estimated useful life of each asset category is summarized as follows:

Estimated Useful Life
Office equipment	3 - 5 years
Phone hardware	3 years
Payment terminals	3 years
Office furniture	7 years
Leasehold improvements	Shorter of remaining lease term or estimated life
When property and equipment is retired or otherwise disposed of, the net book value of the asset is removed from the respective accounts and any gain or loss is included in other income in the statements of operations.
Capitalized Software Costs
The Company capitalizes certain costs in connection with implementing or developing software for internal use and as part of its platform, which are subject to ASC 350-40, Internal Use Software. Amortization of such costs begins when the implementation or development of the project is substantially complete and the software is ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is stated at cost less accumulated amortization and amortized on a straight-line basis over its estimated period of expected benefit, which is three years. Amortization expense associated with these costs is reported in the cost of revenue line item on the statements of operations.
Capitalized Cloud Computing Costs
The Company capitalizes certain costs incurred to implement cloud computing arrangements that are service contracts. Amortization of such costs begins when the implementation of the arrangement is substantially complete and the software is ready for its intended use. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Costs incurred during the preliminary project or the post-implementation and operation stages of the project are expensed as incurred. Implementation costs are included in other assets on the consolidated balance sheets. Amortization of capitalized implementation costs is included in the same line item in the consolidated statements of operations as the expense for fees for the associated with the hosting arrangement.
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
For all operating leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability at the lease commencement date based on the estimated present value of future minimum lease payments, which includes certain lease and non-lease components, over the lease term. Operating lease right-of-use assets and operating lease liabilities are disclosed separately on the consolidated balance sheets.
Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance lease right-of-use assets and finance lease liabilities are disclosed separately on the consolidated balance sheets. As discussed in the Leases footnote below, our finance lease arrangements are related to phone hardware, and, as such, the Company depreciates the related finance lease right-of-use assets consistent with the phone hardware useful life policy presented in the table above, which is three years.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment and capitalized software costs. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the estimated undiscounted future cash flows expected to be generated by the asset and the fair value of long-lived assets for impairment purposes. No events or changes in circumstances were identified and no impairment has been recognized for the years ended December 31, 2024, 2023, and 2022.
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded advertising expense of $11.8 million, $8.3 million, and $6.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations.
Deferred Contract Costs

In accordance with ASC 340, Other Assets and Deferred Costs, the Company capitalizes incremental costs of obtaining and fulfilling a contract with a customer, provided the Company expects to recover those costs. The capitalized amounts mainly consist of sales commissions paid to the Company’s direct sales force. Capitalized costs also include:
•Commissions to sales management for achieving incremental sales quota;
•The associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees;
•One time commissions paid to partners; and
•One time registration fees assessed by mobile carriers.
These costs are recorded as deferred contract costs, net on the consolidated balance sheets. Amortization of deferred contract costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense in the consolidated statement of operations. Deferred contract costs related to one-time registration fees paid to mobile carriers are included in cost of revenue. These costs are amortized on a straight-line basis over the average period of consumer benefit, which is three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.
Monthly commensurate revenue share fees paid to partners are expensed as incurred as their estimated period of benefit does not extend beyond twelve months and, therefore, fall under the practical expedient which allows these costs to be expensed as incurred.
Research and Development
Research and development expenses include software development costs that are not eligible for capitalization and support the Company’s efforts to ensure the reliability, availability and scalability of the Company’s products. The Company’s cloud platform is software-driven, and its research and development teams employ software engineers in the continuous testing, certification and support of the Company’s products. Accordingly, the majority of the Company’s research and development expenses result from employee-related costs, including salaries, bonuses, benefits and costs associated with technology tools used by the Company’s engineers.
Stock-Based Compensation
Stock-based compensation expense resulting from stock options is measured at the grant date fair value of the award and is calculated using the Black-Scholes option pricing model. This compensation expense is recognized using the straight-line attribution method over the requisite service period. The Company accounts for forfeitures as they occur. See Note 12 for further detail on the judgements and assumptions used to calculate stock-based compensation expense.
The Company records stock-based compensation expense from RSUs based on the grant date fair value of the awards and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award.
Stock-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes option-pricing model fair value of the estimated number of awards to be purchased as of the beginning of the offering period. Stock-based compensation expense is recognized using the straight-line method over the offering period.
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
The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. A tax benefit is recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. For such positions, the largest benefit that has a greater than 50% likelihood of being realized upon settlement is recognized in the consolidated financial statements. Where applicable, interest and penalties are recognized in the provision for income taxes on the statement of operations.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted net loss per share is computed using the weighted-average number of shares of common stock plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method unless their effect is antidilutive. See Note 13 for a listing of potentially dilutive common shares outstanding as of December 31, 2024 and 2023.
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. For all leases with a term greater than twelve months, the new standard also requires lessees to recognize a right-of-use (“ROU”) asset and a corresponding lease liability on their consolidated balance sheets. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or they may record the amount in the year in which the ASU is adopted. The accounting applied by a lessor is largely unchanged from that applied under previous Topic 840. For example, the vast majority of operating leases should remain classified as operating leases, and lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU for the annual period ended December 31, 2024 and interim periods beginning January 1, 2025 using the retrospective approach, which resulted in enhanced segment disclosures in the consolidated financial statements.
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 and should be adopted prospectively with the option to be adopted retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on its related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures and statements of operations.
As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
3.Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers for all periods presented. See Note 2 for a description of the Company’s revenue recognition accounting policy.
Contract Balances
For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $38.9 million, $34.1 million and $29.5 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of each respective period.
Deferred Contract Costs

The following table summarizes the activity of deferred contract costs (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$19,169	$18,027	$16,804
Capitalization of contract costs	15,304	13,313	12,343
Amortization of deferred contract costs	(13,418)	(12,171)	(11,120)
Ending balance	$21,055	$19,169	$18,027
Performance Obligations
Performance obligations promised in a contract are based on the services and products that will be transferred to the customer. They must be capable of being distinct and separately identifiable from other promises in the contract. The Company’s performance obligations consist of the following:
•Software services;
•Cloud-based phone services;
•Payment services;
•Onboarding and installation services (pre-configured applications and phone hardware); and
•Phone hardware.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware (in thousands) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Subscription and payment processing	$196,106	$162,715	$136,592
Onboarding	3,547	3,232	1,288
Hardware (embedded lease)	4,661	4,521	4,237
Total revenue	$204,314	$170,468	$142,117
4.Fair Value Measurements
Financial instruments recorded at fair value in the consolidated financial statements are categorized as follows:
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,708	$—	$—	$31,708
Short-term investments
US government and agency securities	32,323	—		32,323
Commercial paper	—	15,211	—	15,211
Total	$64,031	$15,211	$—	$79,242
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,375	$—	$—	$35,375
Short-term investments
US government and agency securities	25,083	11,526	—	36,609
Commercial paper	—	21,479	—	21,479
Total	$60,458	$33,005	$—	$93,463
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended December 31, 2024 or 2023.
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$32,309	$23	$(9)	$32,323
Commercial paper	15,203	8	—	15,211
Total	$47,512	$31	$(9)	$47,534
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$36,568	$48	$(7)	$36,609
Commercial paper	21,477	11	(9)	21,479
Total	$58,045	$59	$(16)	$58,088
The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,888	$—	$—	$19,888
Cash equivalents
Money market funds	31,708	—	—	31,708
Total	$51,596	$—	$—	$51,596
The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,381	$—	$—	$15,381
Cash equivalents
Money market funds	35,375	—	—	35,375
Total	$50,756	$—	$—	$50,756

As of December 31, 2024, the weighted-average remaining contractual maturities of available for sale securities was approximately five months.
No available for sale securities held as of December 31, 2024 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2024, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year from the balance sheet date.
For the years ended December 31, 2024, 2023, and 2022, both unrealized holding gains and losses are immaterial and the resulting net unrealized holding losses and gains have been included in accumulated other comprehensive income.
As of December 31, 2024 and 2023, there was no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Office equipment	$6,626	$5,830
Office furniture	5,670	6,416
Leasehold improvements	2,763	2,731
Fixed assets not placed in service	—	25
Capitalized internal-use software	7,059	6,827
Payment terminals	2,308	2,354
Property and equipment, gross	24,426	24,183
Less accumulated depreciation and amortization	(15,983)	(14,261)
Property and equipment, net	$8,443	$9,922
Depreciation and amortization expense on property and equipment was $11.5 million, $12.0 million, and $13.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Of this expense, $7.1 million, $7.4 million and $8.5 million was related to phone hardware finance ROU assets (see also Note 7) and data center equipment, and has been included in cost of revenue in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
The carrying value of capitalized internal-use software consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Capitalized internal-use software	$7,059	$6,827
Less: accumulated amortization	(4,508)	(3,665)
Capitalized internal-use software, net	$2,551	$3,162
Capitalized internal-use software amortization expense was $1.2 million for each of the years ended December 31, 2024 and 2023, and $0.8 million for the year ended December 31, 2022, and has been included in the cost of revenue in the consolidated statements of operations. Capitalized software implementation amortization expense was $0.3 million, $0.1 million, and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, and has been included in operating expense in the consolidated statements of operations.
6.Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Payroll-related accruals	$11,353	$12,567
Sales and telecom taxes	2,451	2,953
Employee stock purchase plan liability	955	862
Third-party commissions	397	398
Other	2,482	1,711
Total	$17,638	$18,491
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
Lease expense and other information consisted of the following (in thousands, except terms and rates):

	Year Ended December 31,
	2024	2023	2022
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$7,096	$7,421	$8,486
Interest on lease liabilities	1,342	1,165	923
Operating lease expense	5,690	5,690	5,671
Short-term lease expense	43	18	27
Variable lease expense	301	40	103
Total lease expense	$14,472	$14,334	$15,210

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$1,342	$1,165	$923
Financing cash outflow from finance leases	$7,060	$7,530	$8,709
Operating leases:
Operating cash outflow from operating leases	$5,721	$5,574	$4,556

Other information
Finance leases:
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	11.2%
Operating leases:
Weighted-average remaining lease term (years)	8.1
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters under a non-cancelable operating lease agreement which expires in January 2033. Though the Company will consider renewal options on its lease as it nears expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of December 31, 2024. The rate implicit in the Company’s operating lease is not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. The office space lease agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842.
Total rent expense for office space leases was $5.5 million, $5.5 million, and $5.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease obligations as of December 31, 2024 are as follows (in thousands):

Years ending December 31,
2025	$5,701
2026	5,843
2027	5,989
2028	6,139
2029	6,292
Thereafter	20,403
Total	50,367
Less: imputed interest	(7,287)
Present value of operating lease obligations	$43,080
The Company as the Lessor
As discussed in Note 2, the Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the years ended December 31, 2024, 2023, and 2022, the Company recorded lease revenues associated with phone hardware of $4.7 million, $4.5 million, and $4.2 million, respectively.
In April 2023, the Company entered into a Sublease Agreement for the fourth floor of the office space currently occupied by the Company in Lehi, Utah. The Company recorded sublease revenues associated with this agreement of $0.9 million for each of the years ended December 31, 2024 and 2023. The revenue is included in other income (expense) on the consolidated Statements of operations.
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of December 31, 2024 the Company had 96 executed and active lease agreements for phone hardware. These agreements have maturity dates ranging from January 2025 to December 2027. As of December 31, 2024, the gross value of phone hardware acquired under these capital leases approximated $21.0 million. Amortization expense on finance-leased phone hardware was $7.1 million, $7.4 million, and $8.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of December 31, 2024 were as follows (in thousands):

Years ending December 31,
2025	$7,629
2026	4,663
2027	2,286
2028	—
2029	—
Thereafter	—
Total	14,578
Less amounts representing interest	(1,601)
Present value of finance lease obligations	$12,977
8.Income Taxes
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	9	53	—
Foreign	226	247	130
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(46)	(40)	(26)
Total	$189	$260	$104
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(28,776)	$(30,622)	$(49,551)
Foreign	619	(149)	(83)
Total	$(28,157)	$(30,771)	$(49,634)
The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	3.80	2.70	1.02
Stock-based compensation	0.09	(5.86)	(4.07)
Change in valuation allowance	(32.87)	(19.97)	(17.94)
Other	7.31	1.29	(0.03)
Effective tax rate	(0.67)%	(0.84)%	(0.02)%

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$51,550	$44,357
Sales and use tax reserves	197	187
Stock-based compensation	2,914	2,112
Compensation related accruals	1,307	1,749
Interest expense limitations	309	396
Leases - Right-of-use liability	10,749	11,702
Other	327	168
Fixed assets	651	1,013
Capitalized research expenses	11,082	8,470
Valuation allowance	(64,119)	(54,867)
Total deferred tax assets - net	14,967	15,287
Deferred tax liabilities:
State taxes	—	—
Intangible assets	(367)	(266)
Leases - Right-of-use asset	(9,360)	(10,309)
Deferred contract costs	(5,129)	(4,647)
Total deferred tax liabilities	(14,856)	(15,222)
Net deferred taxes assets	$111	$65
Activity of the deferred tax asset valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the year	$54,867	$48,723	$40,101
Charged to costs and expense	9,252	6,144	8,622
Balance at end of the year	$64,119	$54,867	$48,723
The Company evaluates its ability to realize net deferred tax assets by considering all available positive and negative evidence including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. A full valuation allowance was maintained on domestic deferred tax assets as of December 31, 2024, primarily due to cumulative losses in recent years. Net deferred tax assets are included in the other non-current assets on the consolidated balance sheets.
As of December 31, 2024, U.S. Federal and State net operating loss (“NOL”) carry forwards are both approximately $207.4 million and $154.9 million. These NOLs have expiration dates starting in 2034 for U.S. Federal and 2025 for State jurisdictions. The U.S. Federal NOL generated in 2018 and years forward, are not subject to a carryforward limitation and can be utilized at any time in the future. The total U.S. Federal NOLs not subject to carryover limitation are $175.7 million. Full realization of the NOLs is dependent on generating sufficient taxable income prior to their expiration. The ability to realize the NOLs could also be limited by previous or future changes in ownership in accordance with rules in Internal Revenue Code Sections 382 and 383.
ASC 740-10, Accounting for Uncertainty in Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The Company determined it did not have any unrecognized tax benefits at December 31, 2024 or 2023. The Company accounts for interest expense and penalties for unrecognized tax benefits as a part of its income tax provision. The Company does not anticipate any significant changes in unrecognized tax benefits during the next 12 months.
The Company files income tax returns in the U.S. Federal jurisdiction and in various states. Additionally, the Company files income tax returns in the foreign jurisdictions in which it operates. The statute of limitations for the federal U.S. income tax returns is still open for tax years 2021 forward. The statute of limitations for state income tax returns varies between three and four years in the state taxing jurisdictions where the Company files, and would still be open for tax years 2020 forward or 2019 depending on the jurisdiction. The statute of limitations in the foreign jurisdictions varies by foreign jurisdiction, however, the Company has open returns in the foreign jurisdictions beginning for tax year 2020.
9.Related Party Transactions
Apart from director compensation, there were no related-party transactions during the years ended years ended December 31, 2024, 2023, and 2022.
10.Commitments and Contingencies
Legal Matters
As of December 31, 2024 and through the issuance date of these consolidated financial statements, the Company is not involved in any legal proceedings, the outcomes of which are anticipated to significantly impact the Company’s financial condition, results of operations, or liquidity.
Other Purchase Commitments
In the ordinary course of business the Company has entered into certain non-cancelable contractual commitments related to third-party cloud infrastructure agreements and subscription arrangements. Purchases made under commitments related to these services totaled $7.2 million during the year ended December 31, 2024
Future minimum payments on these non-cancelable contractual commitments as of December 31, 2024, are as follows (in thousands):

Years ending December 31,
2025	$8,971
2026	8,638
2027	5,799
2028	—
2029	—
Thereafter	—
Total	$23,408
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of December 31, 2024.
11.Current and Long-Term Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line of credit accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line of credit fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if the Company’s total unrestricted cash and cash equivalents held at Silicon Valley Bank plus the Company’s short-term investments managed by Silicon Valley Bank is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. In April 2023, the Company amended the revolving line of credit agreement with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), which amended certain terms of the August 2021 Agreement, including but not limited to, (i) extending the maturity date from August 2023 to August 2025 and (ii) setting EBITDA financial covenants of the Company for the 2023 fiscal year.
In November 2023, the Company paid off the balance on the line of credit prior to its maturity, but did not otherwise modify the line of credit. As of December 31, 2024, and 2023, there was no balance outstanding on the line of credit, and the maximum borrowing capacity of $50.0 million was available to the Company. The Company was in compliance with all debt covenants as of December 31, 2024 and 2023.
12.Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$1,014	$971	$723
Sales and marketing	6,582	4,233	3,436
Research and development	8,374	5,590	4,576
General and administrative	16,250	12,029	10,017
Total	$32,220	$22,823	$18,752
Equity Incentive Plan

In November 2021 in connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP” or “EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. In addition to shares remaining available for issuance under a prior plan and shares subject to awards under the prior plan that may return to the EIP, the Company reserved 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the board of directors, subject to a maximum amount. In the first quarter of 2024, the board of directors reserved an additional 3.5 million common shares for future issuance under the 2021 EIP.
In March 2023, the Company adopted the 2022 Inducement Equity Incentive Plan (“Inducement Plan”) and reserved an additional 7.0 million shares of common stock for future issuance.

Stock-based compensation expense related to the EIP and Inducement Plan was $31.4 million, $22.1 million and $18.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Options
Most stock options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some stock options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Unrecognized stock-based compensation expense related to outstanding stock options as of December 31, 2024 and December 31, 2023 was $0.5 million and $3.4 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of December 31, 2024 and December 31, 2023 the weighted-average vesting periods approximated 0.55 years and 1.21 years, respectively.
The aggregate intrinsic value of stock options outstanding is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each stock option.
Stock option activity was as follows for the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,840,735	$4.32	5.96	$13,165
Exercisable as of December 31, 2023	1,480,536	$3.82	5.62	$11,320

2024 Activity
Exercised	(325,641)	$5.30
Forfeited and expired	(53,984)	$6.82
Outstanding as of December 31, 2024	1,461,110	$4.01	4.54	$17,408
Exercisable as of December 31, 2024	1,400,993	$3.88	4.46	$16,866
The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $2.5 million, $3.9 million and $5.5 million, respectively.
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the EIP. Management reviews option grants and determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimated the term based on an averaging of the vesting period and contractual term of the option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yields as the estimated expected term for options approximated 6 years. The Company has no plans to declare dividends in the foreseeable future.
The Company did not grant any stock options during the years ended December 31, 2024, 2023, and 2022.
In November 2022, the Company held a special meeting to approve a one-time repricing of 1,159,479 of its outstanding common stock option awards previously granted to certain service providers under the 2015 Equity Incentive Plan (the “Option Repricing”). The repricing only affected stock options held by “service providers” as defined under the 2015 Plan (“Eligible Participants”) other than (x) any current or former member of the Company’s board of directors, (y) any of the Company’s current or former Chief Executive Officers and (z) former employees or other service providers. Prior to the Option Repricing, these awards had per share exercise prices between $9.04 and $19.60; the Option Repricing reduced the exercise price of these awards to $7.00 per share. All other terms of the awards remained the same. This repricing resulted in incremental stock-based compensation expense of approximately $1.1 million to be recognized over the weighted average remaining vesting period of 2.5 years. Of this, approximately $0.4 million was recognized during the year ended December 31, 2022, which is included within the total 2022 EIP expense amount reported above.
Restricted Stock Units
RSUs granted under the Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three or four years. As of December 31, 2024, 15,900 RSUs are outstanding for awards that have a four-year vesting schedule with 25% cliff vesting one year from grant date and the remaining 75% vesting monthly over the remaining three years. As of December 31, 2024, a total of 19,788 RSUs are outstanding for awards that were issued to non-employee directors that have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. As of December 31, 2024, a total of 116,298 RSUs are outstanding that that were issued to non-employee directors that have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,504,848	$5.98
Granted	3,847,441	11.20
Vested	(4,198,162)	5.87
Forfeited	(478,189)	7.78
Outstanding as of December 31, 2024	6,675,938	$8.93
The total fair value of awards vested was $24.7 million, $20.5 million, and $1.0 million during the years ended December 31, 2024, 2023 and 2022, respectively. In February 2023, the Company’s board of directors approved a net share settlement approach for satisfaction of tax withholding obligations in connection with settlement of taxes for RSUs. Accordingly a portion of the vested RSUs were net-settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. During the year ended December 31, 2024, the Company withheld 1,634,949 shares, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities was

$18.9 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively. Prior to 2023, there were no net settlements of RSUs.
As of December 31, 2024 there was $48.9 million of unrecognized stock-based compensation expense related to outstanding RSUs which is expected to be recognized over a weighted-average period of 2.07 years.
Employee Stock Purchase Plan
In October 2021, the Company adopted the ESPP in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the Company’s IPO. As of December 31, 2024, 2023, and 2022, there were 3,301,800, 2,600,637, and 1,943,246 shares reserved for issuance, respectively, and 677,635, 457,593, and 165,347 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors.
Except for the initial offering period, the ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. The initial offering period began on December 1, 2021 and ended on August 15, 2022 and consisted of one purchase period, which was the last day of the offering period.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.9 million, $0.7 million, and $0.6 million, respectively, of stock-based compensation expense related to the ESPP. As of December 31, 2024 and 2023, $1.0 million and $0.9 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of December 31, 2024, total unrecognized compensation costs related to the ESPP was $0.1 million, which will be amortized over the remaining offering period through February 15, 2025.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Risk free interest rate	5.02% - 5.54%	4.98% - 5.54%	3.12%
Expected term	0.50 years	0.50 years	0.50 years
Expected volatility	59.98% - 67.16%	61.48% - 67.16%	90.62%
Dividend yield	0.00%	0.00%	0.00%

13.Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(28,346)	$(31,031)	$(49,738)
Denominator:
Weighted-average common shares outstanding - basic and diluted	71,656,892	67,694,978	65,083,198
Net loss per share
Net loss per share, basic and diluted	$(0.40)	$(0.46)	$(0.76)
The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	1,461,110	1,840,735	4,185,876
Number of shares issuable from ESPP	134,606	123,899	253,038
Restricted stock units	6,675,938	7,504,848	8,278,361
Total	8,271,654	9,469,482	12,717,275
14.Retirement Plan
In March 2016, the Company established a qualified domestic 401(k) defined contribution plan covering substantially all employees. This plan allows employees to contribute a portion of their salary up to the maximum dollar limitation prescribed by the Internal Revenue Service, which was $23,000 for the year ended December 31, 2024, $22,500 for the year ended December 31, 2023, and $20,500 for the year ended December 31, 2022. These contributions can be made on a pre- or post-tax basis. During the years ended December 31, 2024, 2023 and 2022 the Company made approximately $3.3 million, $3.4 million, and $2.9 million in employer matching contributions to this plan, respectively.
15.Segment Reporting
The Company has one reportable segment: Weave platform. The Weave platform segment provides communications and payments services to customers under software-as-a-service arrangements. The Company derives revenue exclusively in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner.
The Company’s CEO, who is also the CODM, reviews operating results using consolidated net loss as the measure of segment profitability. The CODM considers budget-to-actual variances on a monthly basis for this profit measure when making decisions about allocating capital and personnel. Significant expense categories regularly provided to the CODM are the consolidated functional expense categories reported in the Company’s statements of operations. Consolidated net income (loss) and functional expenses are not presented here as their presentation would be duplicative of the consolidated statements of operations. Asset information is not presented here because it is not a significant measure utilized by the CODM, and its presentation here would be duplicative of the consolidated balance sheets.
The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	204,314	170,468	142,117
Costs and Expenses:
Direct costs of goods sold	34,479	31,323	30,765
Payroll and employee-related costs	151,456	130,865	120,299
Marketing costs	15,888	11,243	7,960
Partner costs	4,134	3,365	3,451
Professional fees	5,269	4,812	5,919
Facilities costs	8,176	8,068	8,400
Software costs	11,756	10,651	9,755
Capitalized software deferred costs	(2,328)	(1,903)	(1,232)
Other segment items[1]	3,830	3,075	6,538
Net loss	(28,346)	(31,031)	(49,738)

¹ Other segment items include interest income and expense, other income, income taxes, property tax, bad debt expense, business insurance, and travel-related expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
On November 26, 2024, Branden Neish, our Chief Product and Technology Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Neish’s trading plan provides for the sale of up to 160,261 shares. Mr. Neish’s trading plan is scheduled to terminate on the earlier of November 20, 2025 or when all shares are sold under the plan, subject to early termination for certain specified events set forth therein. The trading plan complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in November 2024.
Executive Leadership Transition
The information below is reported in lieu of information that would be reported under Item 5.02 under Form 8-K.
As previously disclosed on the Form 8-K filed with the SEC on February 20, 2025, Alan D. Taylor has notified the Company of his decision to step down as Chief Financial Officer effective on March 31, 2025. In connection with Mr. Taylor’s resignation, on March 12, 2025, the Company appointed Jason Christiansen as Chief Financial Officer effective April 1, 2025.

Mr. Christiansen, age 38, has served as our Vice President of Finance since November 2021. Mr. Christiansen also served in an interim role as our General Manager of Payments from September 2023 to May 2024. Prior to those roles, Mr. Christiansen served as our Senior Director of Financial Planning and Analysis from April 2021 to November 2021. Prior to joining Weave, Mr. Christiansen served as a Director of Finance at inContact, Inc. from May 2014 to April 2021. Mr. Christiansen began his career as a certified public accountant in Deloitte LLP’s assurance practice, where he served in various roles including as an Audit Senior from September 2011 to December 2013. Mr. Christiansen received a Bachelor of Business Administration from Idaho State University and a Masters of Accounting from Utah State University’s Jon M. Huntsman School of Business.
In connection with his appointment, Mr. Christiansen entered into a letter agreement with Weave, dated March 13, 2025, providing for an increase in his annual base salary to $400,000, effective April 1, 2025, and an increase of his target award percentage under the Weave Communications, Inc. Executive Incentive Bonus Plan for the period from January 1, 2025 through the end of 2025 to 50% of his base salary. The Compensation Committee also granted Mr. Christiansen 240,000 restricted stock units under our 2021 Equity Incentive Plan in connection with his appointment. The RSU’s shall vest and become payable as to 1/3rd of the total number of shares on the 12-month anniversary of the Vesting Commencement Date (April 15, 2025) and 1/12th of the total number of shares in quarterly installments thereafter, subject to Executive continuing to provide services to the Company through the relevant vesting dates. and be subject to the standard terms and conditions of our form of restricted stock unit agreement.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40998	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40998	3.2	November 18, 2021
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-40998	3.3	March 13, 2024
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-260321	4.1	November 2, 2021
4.2	Third Amended and Restated Investor Rights Agreement, dated as of October 18, 2019, by and among the Registrant and certain investors of the Registrant	S-1	333-260321	4.2	October 18, 2021
4.3	Description of Securities	10-K	001-40998	4.3	March 23, 2022
10.1+	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-260321	10.1	November 2, 2021
10.2+	2015 Equity Incentive Plan, as amended	S-1	333-260321	10.2	October 18, 2021
10.3+	2021 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-260321	10.3	November 2, 2021
10.4+	2021 Employee Stock Purchase Plan	S-1/A	333-260321	10.4	November 2, 2021
10.5+	Amended and Restated Non-Employee Director Compensation Policy, dated May 21, 2024	10-Q	001-40998	10.1	August 7, 2024
10.6+	Weave Communications, Inc. 2022 Inducement Equity Incentive Plan and related forms of award agreements thereunder	10-K	001-40998	10.6	March 13, 2024
10.7+	Employment Agreement, dated October 30, 2021, by and between Alan Taylor and the Registrant	S-1/A	333-260321	10.6	November 2, 2021
10.9+	Amended and Restated Employment Agreement, dated September 30, 2022, by and between Brett White and the Registrant	8-K	001-40998	10.1	October 4, 2022
10.10	Lease Agreement, dated November 8, 2019, by and between Lehi Block Office 1, L.C. and the Registrant, as amended	S-1	333-260321	10.10	October 18, 2021
10.11†	Second Amended and Restated Loan and Security Agreement, dated as of April 9, 2020, by and among First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), the Registrant, and Weave Communications Canada, Inc., as amended	10-Q	001-40998	10.1	May 9, 2024
10.12+	Executive Incentive Bonus Plan, dated August 8, 2023	10-Q	001-40998	10.1	August 8, 2023
19.1	Insider Trading Policy					X
21.1	List of subsidiaries of the Registrant	S-1	333-260321	21.1	October 18, 2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy	10-K	001-40998	97.1	March 13, 2024
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations of the Years Ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022 (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL					X
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

Weave Communications, Inc.
Dated: March 13, 2025	By:	/s/ Brett White
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brett White	Chief Executive Officer and Director	March 13, 2025
Brett White	(Principal Executive Officer)

/s/ Alan Taylor	Chief Financial Officer	March 13, 2025
Alan Taylor	(Principal Financial and Accounting Officer)

/s/ David Silverman	Director	March 13, 2025
David Silverman

/s/ Tyler Newton	Director	March 13, 2025
Tyler Newton

/s/ Blake G Modersitzki	Director	March 13, 2025
Blake G Modersitzki

/s/ Stuart C. Harvey Jr.	Director and Chairperson of the Board of Directors	March 13, 2025
Stuart C. Harvey Jr.

/s/ Debora Tomlin	Director	March 13, 2025
Debora Tomlin

/s/ George P. Scanlon	Director	March 13, 2025
George P. Scanlon