Form 10-Q
period 2025-03-31
Weave Communications, Inc.
filed 2025-05-09
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 5, 2025, the registrant had 75,181,804 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$53,410	$51,596
Short-term investments	44,819	47,534
Accounts receivable, net	3,131	3,743
Deferred contract costs, net	11,979	11,568
Prepaid expenses and other current assets	6,919	6,298
Total current assets	120,258	120,739
Non-current assets:
Property and equipment, net	8,562	8,443
Operating lease right-of-use assets	36,535	37,516
Finance lease right-of-use assets	11,057	10,650
Deferred contract costs, net, less current portion	9,933	9,487
Other non-current assets	1,965	2,091
TOTAL ASSETS	$188,310	$188,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,865	$8,276
Accrued liabilities and other	20,550	17,638
Deferred revenue	38,864	39,987
Current portion of operating lease liabilities	4,194	4,119
Current portion of finance lease liabilities	6,696	6,600
Total current liabilities	75,169	76,620
Non-current liabilities:
Operating lease liabilities, less current portion	37,875	38,961
Finance lease liabilities, less current portion	6,685	6,377
Total liabilities	119,729	121,958
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 74,914,866 and 73,225,253 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	368,919	358,549
Accumulated deficit	(299,838)	(291,013)
Accumulated other comprehensive loss	(500)	(568)
Total stockholders' equity	68,581	66,968
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$188,310	$188,926
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$55,809	$47,173
Cost of revenue	15,864	14,186
Gross profit	39,945	32,987
Operating expenses:
Sales and marketing	23,526	19,630
Research and development	11,153	9,645
General and administrative	14,586	11,867
Total operating expenses	49,265	41,142
Loss from operations	(9,320)	(8,155)
Other income (expense):
Interest income	463	420
Interest expense	(397)	(319)
Other income, net	500	865
Loss before income taxes	(8,754)	(7,189)
Provision for income taxes	(71)	(14)
Net loss	$(8,825)	$(7,203)
Net loss per share - basic and diluted	$(0.12)	$(0.10)
Weighted-average common shares outstanding - basic and diluted	73,806,981	70,452,944
Other comprehensive loss
Change in foreign currency translation, net of tax	54	(238)
Net unrealized gain (loss) on investments, net of tax	14	(62)
Total comprehensive loss	$(8,757)	$(7,503)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE - December 31, 2024	73,225,253	$—	$358,549	$(291,013)	$(568)	$66,968
Issuance of common shares from stock option exercises	86,212	—	463	—	—	463
Issuance of common shares from the employee stock purchase plan	118,565	—	1,111	—	—	1,111
Vesting of restricted stock units	1,486,607	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(1,771)	—	(26)	—	—	(26)
Stock-based compensation	—	—	8,822	—	—	8,822
Foreign currency translation adjustments, net of tax	—	—	—	—	54	54
Net unrealized gain on investments	—	—	—	—	14	14
Net loss	—	—	—	(8,825)	—	(8,825)
BALANCE - March 31, 2025	74,914,866	$—	$368,919	$(299,838)	$(500)	$68,581

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110	$78,957
Issuance of common shares from stock option exercises	60,548	—	291	—	—	291
Issuance of common shares from the employee stock purchase plan	113,959	—	1,020	—	—	1,020
Vesting of restricted stock units	1,205,838	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(516,331)	—	(6,101)	—	—	(6,101)
Stock-based compensation	—	—	6,772	—	—	6,772
Foreign currency translation adjustments, net of tax	—	—	—	—	(238)	(238)
Net unrealized loss on investments	—	—	—	—	(62)	(62)
Net loss	—	—	—	(7,203)	—	(7,203)
BALANCE - March 31, 2024	70,980,371	$—	$343,496	$(269,870)	$(190)	$73,436
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,825)	$(7,203)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,804	3,046
Amortization of operating right-of-use assets	981	972
Provision for credit losses	177	250
Amortization of deferred contract costs	3,533	3,292
Stock-based compensation, net of amount capitalized	8,985	6,772
Net accretion of discounts on short-term investments	(372)	(637)
Changes in operating assets and liabilities:
Accounts receivable	435	(15,757)
Deferred contract costs	(4,390)	(4,087)
Prepaid expenses and other assets	(495)	(555)
Accounts payable	(3,654)	(1,017)
Accrued liabilities	2,682	(4,554)
Operating lease liabilities	(1,011)	(977)
Deferred revenue	(1,069)	754
Net cash used in operating activities	(219)	(19,701)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	18,556	23,770
Purchases of short-term investments	(15,455)	(16,821)
Purchases of property and equipment	(444)	(513)
Capitalized internal-use software costs	(399)	(305)
Net cash provided by investing activities	2,258	6,131
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(1,773)	(1,787)
Proceeds from stock option exercises	463	291
Payments for taxes related to net share settlement of equity awards	(26)	(6,101)
Proceeds from the employee stock purchase plan	1,111	1,020
Net cash used in financing activities	(225)	(6,577)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,814	(20,147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,596	50,756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,410	$30,609
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$397	$319
Cash paid during the period for income taxes	$71	$14
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$243	$6
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$2,177	$1,871
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$149
Unrealized gain (loss) on short-term investments	$14	$(62)
Stock-based compensation included in capitalized software development costs	$67	$—

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of the Business
Weave Communications, Inc., with its wholly-owned subsidiaries Weave Communications Canada, Inc. and Weave Communications India Private Limited (collectively, “Weave” or the “Company”), sells subscriptions to the Weave platform, its vertically-tailored customer experience and payments software platform for small and medium-sized healthcare businesses. The Weave platform combines patient engagement, payments, and other operational software tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
The accompanying interim condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of stockholders' equity, statements of cash flows and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations are not necessarily indicative of the results to be expected for the full year or any other period.
Segments
The Company determines its operating and reportable segments based on how the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer (“CEO”), reviews and manages the business and establishes criteria for aggregating operating segments into reportable segments. As described in Note 13, the Company operates as one operating and reportable segment.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, and the amortization period of deferred contract costs.
Significant Accounting Policies
A summary of the Company’s significant accounting policies is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. There have been no significant changes to these policies during the three months ended March 31, 2025.
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”), “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024 and interim periods beginning January 1, 2025 using the retrospective approach, which resulted in enhanced segment disclosures in the unaudited condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosures of certain amounts included in the expense captions presented on the statements of operations and comprehensive loss as well as disclosures about selling expenses. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its unaudited condensed consolidated financial statement disclosures and statements of operations and comprehensive loss.
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
3.Revenue
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts With Customers for all periods presented.
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $18.9 million and $19.3 million for the three months ended March 31, 2025 and 2024, respectively.

Deferred Contract Costs
The Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.5 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively, and is reflected in the sales and marketing line item on the condensed consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk, Significant Customers, and Provision for Credit Losses
There were no customers with revenue as a percentage of total revenue exceeding 10% for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there were no customers with outstanding accounts receivable balances as a percentage of total accounts receivable greater than 10%.
The Company’s provision for credit losses was $0.5 million as of March 31, 2025 and December 31, 2024.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Subscription and payment processing	$53,415	$45,092
Onboarding	888	960
Phone Hardware (embedded lease)	1,506	1,121
Total revenue	$55,809	$47,173
4.Fair Value Measurements
Financial instruments recorded at fair value in the unaudited condensed consolidated financial statements are categorized as follows:
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$37,157	$—	$—	$37,157
Short-term investments
US government and agency securities	29,518	—		29,518
Commercial paper	—	15,301	—	15,301
Total	$66,675	$15,301	$—	$81,976
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,708	$—	$—	$31,708
Short-term investments
US government and agency securities	32,323	—		32,323
Commercial paper	—	15,211	—	15,211
Total	$64,031	$15,211	$—	$79,242
The following tables summarize the Company's short-term investments on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$29,511	$15	$(8)	$29,518
Commercial paper	15,301	1	(1)	15,301
Total	$44,812	$16	$(9)	$44,819

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$32,309	$23	$(9)	$32,323
Commercial paper	15,203	8	—	15,211
Total	$47,512	$31	$(9)	$47,534
The following tables summarize the Company’s cash and cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$16,253	$—	$—	$16,253
Cash equivalents
Money market funds	37,157	—	—	37,157
Total	$53,410	$—	$—	$53,410

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,888	$—	$—	$19,888
Cash equivalents
Money market funds	31,708	—	—	31,708
Total	$51,596	$—	$—	$51,596
As of March 31, 2025, the weighted-average remaining contractual maturities of available-for-sale securities was approximately three months.
No available-for-sale securities held as of March 31, 2025 have been in a continuous unrealized loss position for more than twelve months. As of March 31, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are scheduled to mature within one year from the balance sheet date.
For the three months ended March 31, 2025 and 2024, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding losses and gains have been included in accumulated other comprehensive loss.
As of March 31, 2025 and December 31, 2024, the Company had no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Realized gains, consisting of discount accretion, for the three months ended March 31, 2025 and 2024, were $0.4 million and $0.6 million, respectively.
5.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Office equipment	$5,187	$6,626
Office furniture	5,670	5,670
Leasehold improvements	2,796	2,763
Capitalized internal-use software	7,525	7,059
Payment terminals	2,409	2,308
Property and equipment, gross	23,587	24,426
Less accumulated depreciation and amortization	(15,025)	(15,983)
Property and equipment, net	$8,562	$8,443
Depreciation and amortization expense on property and equipment (excluding amortization on operating right-of-use (“ROU”) assets) was $2.8 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. Of this expense, $1.8 million for each of the three months ended March 31, 2025 and 2024 was related to phone hardware finance ROU assets (see also Note 6) and has been included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Of the remaining depreciation and amortization expense, $0.5 million was included in cost of revenue in the statements of operations and comprehensive loss for each of the three months ended March 31, 2025 and 2024. $0.5 million and $0.7 million was recorded in operating expenses on the statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively.
6.Leases
The Company has lease arrangements, both as a lessor and a lessee, and makes assumptions and judgments when assessing contracts for lease components, determining lease classifications, and calculating ROU asset and lease liability values. These assumptions and judgements may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate, or the Company’s intent to exercise or not exercise options available in lease contracts.
Lease expense and other information for the periods presented consisted of the following (in thousands, except terms and rates):

	Three Months Ended March 31,
	2025	2024
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,788	$1,820
Interest on lease liabilities	347	318
Operating lease expense	1,386	1,423
Short-term lease expense	10	8
Variable lease expense	88	47
Total lease expense	$3,619	$3,616

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$347	$318
Financing cash outflow from finance leases	$1,773	$1,787
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$2,177	$1,871
Operating leases:
Operating cash outflow from operating leases	$1,416	$1,431
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$149

Other information as of March 31, 2025
Finance leases:
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	11.1%
Operating leases:
Weighted-average remaining lease term (years)	7.8
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters under a non-cancelable operating lease agreement which expires in January 2033. Though the Company will consider renewal options on its lease as it nears expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of March 31, 2025. The rate implicit in the Company’s operating lease is not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. The office space lease agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.

The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842.
Total rent expense for office space leases was $1.4 million for each of the three months ended March 31, 2025 and 2024, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of March 31, 2025 are as follows (in thousands):

Years ending December 31,
2025	$4,284
2026	5,843
2027	5,989
2028	6,139
2029	6,292
Thereafter	20,403
Total	48,950
Less: imputed interest	(6,881)
Present value of operating lease obligations	$42,069
The Company as the Lessor
The Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. For the three months ended March 31, 2025 and 2024, the Company recorded lease revenues associated with phone hardware of $1.5 million and $1.1 million, respectively.
In April 2023, the Company entered into a Sublease Agreement for the fourth floor of its corporate headquarters in Lehi, Utah. During each of the three months ended March 31, 2025 and 2024, the Company recorded sublease revenues associated with this agreement of $0.2 million. These revenues are included in other income (expense) on the condensed consolidated statements of operations and comprehensive loss.
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of March 31, 2025 the Company had 94 executed and active lease agreements, respectively, for phone hardware with maturity dates ranging from April 2025 to March 2028. As of March 31, 2025, the gross value of phone hardware acquired under these finance leases approximated $21.1 million. Amortization expense on finance-leased phone hardware was $1.8 million for each of the three months ended March 31, 2025 and 2024, which is included in the depreciation expense referenced in Note 5.
Future minimum lease payments for the Company’s finance leases as of March 31, 2025 were as follows (in thousands):

Years ending December 31,
2025	$6,154
2026	5,447
2027	3,024
2028	392
2029	—
Thereafter	—
Total	15,017
Less: amounts representing interest	(1,636)
Present value of finance lease obligations	$13,381
7.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company reported provision for income taxes of $71.4 thousand and $14.1 thousand for the three months ended March 31, 2025 and 2024, respectively, which resulted in an effective tax rate of (0.8)% and (0.2)% for the three months ended March 31, 2025 and 2024, respectively. The provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate of 21% for the periods presented primarily due to changes in the Company’s valuation allowance, state and foreign taxes, and the tax effects of stock-based compensation.
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
8.Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line of credit accrue interest at the greater of prime rate plus 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date as well as a quarterly unused line of credit fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of the Company’s assets. In March 2024, the Company amended the revolving line of credit agreement with SVB, which amended certain terms of the August 2021 Agreement, including but not limited to, setting EBITDA financial covenants of the Company for the 2024 fiscal year. The August 2021 Agreement, as amended, includes financial covenants requiring that, at any time, if the Company’s total unrestricted cash and cash equivalents held at SVB plus the Company’s short-term investments managed by SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants for the three months ended March 31, 2025 and the year ended December 31, 2024. As of March 31, 2025, we had no outstanding borrowings under our line of credit.
9. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$285	$239
Sales and marketing	1,841	1,151
Research and development	2,362	1,898
General and administrative	4,497	3,484
Total	$8,985	$6,772
Equity Incentive Plan
In November 2021, in connection with the Company’s initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. In addition to shares remaining available for issuance under a prior plan and shares subject to awards under the prior plan that may return to the 2021 EIP, the Company reserved 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the board of directors of the Company (the “Board”), subject to a maximum amount. In the first quarters of 2025 and 2024, the Board reserved an additional 3.7 million and 3.5 million common shares, respectively, for future issuance under the 2021 EIP.
In March 2023, the Company adopted the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved an additional 7.0 million shares of common stock for future issuance.
Stock-based compensation expense related to the 2021 EIP and the Inducement Plan was $8.8 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.
Stock Options
Most stock options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some stock options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Unrecognized stock-based compensation expense related to outstanding stock options as of March 31, 2025 and 2024 was $0.2 million and $2.6 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of March 31, 2025 and 2024 the weighted-average vesting periods approximated 0.43 years and 1.02 years, respectively.
Stock option activity was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,461,110	$4.01	4.54	$17,408
Exercisable as of December 31, 2024	1,400,993	$3.88	4.46	$16,866

Granted	—	$—
Exercised	(86,212)	$4.35
Forfeited and expired	—	$—
Outstanding as of March 31, 2025	1,374,898	$3.98	4.53	$9,630
Exercisable as of March 31, 2025	1,325,547	$3.91	4.49	$9,513
The aggregate intrinsic value of stock options exercised is outlined in the table above. The intrinsic value represents the excess of the estimated fair value of the Company’s common stock on the date of exercise over the exercise price of each stock option.
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the 2021 EIP. Management reviews stock option grants and determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on comparable publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimated the term based on an averaging of the vesting period and contractual term of the stock option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yields as the estimated expected term for stock options approximated 6 years. The Company has no plans to declare dividends in the foreseeable future.
Restricted Stock Units
RSUs granted under the 2021 EIP and the Inducement Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three years. As of March 31, 2025, a total of 19,788 RSUs are outstanding for awards that were issued to non-employee directors have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. As of March 31, 2025, a total of 116,298 RSUs are outstanding that were issued to non-employee directors that have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,675,938	$8.93

Granted	1,496,600	$12.06
Vested	(1,486,607)	$8.40
Forfeited	(174,496)	$9.55
Outstanding as of March 31, 2025	6,511,435	$9.75
The total fair value of RSUs that vested during the three months ended March 31, 2025 and 2024 was $12.5 million and $6.4 million, respectively.

As of March 31, 2025, there was $57.0 million of unrecognized stock-based compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the Company’s IPO. As of March 31, 2025 and December 31, 2024, 4,034,053 and 3,301,800 shares were reserved for issuance, and 796,200 and 677,635 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors. In the first quarter of 2025, the Board reserved an additional 732,253 common shares for issuance under the ESPP.
The 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period.
During each of the three months ended March 31, 2025 and 2024, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP. As of March 31, 2025 and December 31, 2024, $0.5 million and $1.0 million in accrued ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of March 31, 2025, total unrecognized compensation expense related to the ESPP was $0.3 million, which will be amortized over the remaining offering period through August 15, 2025.
10.Related Party Transactions
Apart from payments pursuant to our non-employee director compensation program, there were no related-party transactions during the three months ended March 31, 2025 and 2024.
11.Commitments and Contingencies
Legal Matters
As of March 31, 2025, and through the issuance date of these unaudited condensed consolidated financial statements, the Company is not involved in any legal proceedings that it believes could have a material adverse effect on its business, financial condition or results of operations.
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

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of March 31, 2025.
12. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(8,825)	$(7,203)
Denominator:
Weighted-average common shares outstanding - basic and diluted	73,806,981	70,452,944
Net loss per share
Net loss per share, basic and diluted	$(0.12)	$(0.10)
The following potentially outstanding common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	March 31, 2025	March 31, 2024
Options to purchase common stock	1,374,898	1,778,112
Number of shares issuable from ESPP	168,046	130,113
Restricted stock units	6,511,435	8,286,146
Total	8,054,379	10,194,371
13. Segment Reporting
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
The Company’s CEO, who is also the CODM, reviews operating results using consolidated net loss as the measure of segment profitability. The CODM considers budget-to-actual variances on a monthly basis for this profit measure when making decisions about allocating capital and personnel. Significant expense categories regularly provided to the CODM are the consolidated functional expense categories reported in the Company’s statements of operations and comprehensive loss. Consolidated net loss and functional expenses are not presented as their presentation would be duplicative of the condensed consolidated statements of operations and comprehensive loss. Asset information is not presented because it is not a significant measure utilized by the CODM, and its presentation would be duplicative of the condensed consolidated balance sheets.
The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	55,809	47,173
Costs and Expenses:
Direct costs of goods sold	9,557	8,266
Payroll and employee-related costs	41,651	35,519
Marketing costs	4,730	3,495
Partner costs	1,235	959
Professional fees	1,701	1,030
Facilities costs	2,014	2,076
Software costs	3,060	2,895
Capitalized software deferred costs	(473)	(305)
Other segment items[1]	1,159	441
Net loss	(8,825)	(7,203)

¹ Other segment items include interest income and expense, other income, income taxes, property tax, bad debt expense, business insurance, and travel-related expenses.

14. Subsequent Events
On May 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Vidurama, Inc., a Delaware corporation (“TrueLark”), an AI-powered receptionist and front-desk automation platform provider. Pursuant to the Merger Agreement, Project Sparrow Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Weave (“Merger Sub”), will merge with and into TrueLark (the “Merger”), with TrueLark continuing as the surviving corporation of the Merger. Under the terms and conditions of the Merger Agreement, all of the outstanding capital stock of TrueLark, and all options and other rights to purchase TrueLark capital stock, will be canceled and converted into the right to receive an aggregate of $35.0 million (the “Purchase Price”), comprised of $25.0 million in cash and $10.0 million in shares, subject to certain closing and potential post-closing adjustments. Weave expects to issue 999,810 shares of its common stock in connection with the closing of the Merger (the “Shares). Certain portions of the Purchase Price (both cash and Shares) will be subject to holdback provisions to secure potential post-closing adjustments to the Purchase Price and the indemnification obligations of certain TrueLark securityholders.The Company intends to fund the cash portion of the Purchase Price with cash on hand. Additionally, in connection with the closing of the transaction, Weave intends to grant performance-based restricted stock unit awards to certain key personnel of TrueLark with vesting over a two-year period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors,” and elsewhere herein. Therefore, our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
We have democratized powerful communication and engagement capabilities previously only available to enterprises, made them intuitive and easy to use and put them in one solution. Our verticalized software platform streamlines the day-to-day operations of running a small and medium-sized business (“SMB”) healthcare practice. Instead of a fragmented set of tools, Weave offers an AI-powered solution that spans all forms of communication and engagement including physical and softphones, messaging, email marketing, insurance verification, online appointment scheduling, reviews, payments, digital forms, and more. Through authorized and supported integrations with leading practice management systems (“PMS”), we automate and personalize patient communications while embedding FinTech solutions—such as text-to-pay, online bill pay, and payment plans—directly into communication workflows. By streamlining payment processes, Weave accelerates collections, reduces write-offs, and improves practice profitability.
Recent Developments
On May 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Vidurama, Inc., a Delaware corporation (“TrueLark”), an AI-powered receptionist and front-desk automation platform provider. Pursuant to the Merger Agreement, Project Sparrow Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Weave (“Merger Sub”), will merge with and into TrueLark (the “Merger”), with TrueLark continuing as the surviving corporation of the Merger. Under the terms and conditions of the Merger Agreement, all of the outstanding capital stock of TrueLark, and all options and other rights to purchase TrueLark capital stock, will be canceled and converted into the right to receive an aggregate of $35.0 million (the “Purchase Price”), comprised of $25.0 million in cash and $10.0 million in shares, subject to certain closing and potential post-closing adjustments. Weave expects to issue 999,810 shares of its common stock in connection with the closing of the Merger (the “Shares). Certain portions of the Purchase Price (both cash and Shares) will be subject to holdback provisions to secure potential post-closing adjustments to the Purchase Price and the indemnification obligations of certain TrueLark securityholders.The Company intends to fund the cash portion of the Purchase Price with cash on hand. Additionally, in connection with the closing of the transaction, Weave intends to grant performance-based restricted stock unit awards to certain key personnel of TrueLark with vesting over a two-year period.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring phone hardware fees. These recurring revenues accounted for 91% and 93% of our revenue the three months ended March 31, 2025 and 2024, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.

We also derive revenue associated with non-recurring installation fees for onboarding customers and from embedded leases on phone hardware. We utilize our onboarding services and phone hardware as customer acquisition tools and price them competitively to lower the barriers to entry for new customers adopting our platform. As a result, the variable cost associated with providing phone hardware and onboarding assistance has historically exceeded the related revenue, resulting in negative gross profit for each. The revenue and related costs associated with onboarding new customers are typically non-recurring and are primarily associated with the initial setup of a customer’s software and phone system. Revenue on phone hardware provided to our customers, deemed embedded lease revenue, is recognized over the related subscription period. The associated costs, which primarily represent depreciation expense on phone hardware financed under finance lease arrangements, are incurred over the useful lives of the phone hardware, which is 36 months. We consider the net costs of onboarding and phone hardware, in addition to our sales and marketing activities, to be core elements of our customer acquisition approach.
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Subscription and payment processing:
Revenue	$53,415	$45,092
Cost of revenue	(12,081)	(10,536)
Gross profit	$41,334	$34,556
Gross margin	77%	77%
Onboarding:
Revenue	$888	$960
Cost of revenue	(1,992)	(1,832)
Gross profit	$(1,104)	$(872)
Gross margin	(124)%	(91)%
Phone Hardware:
Revenue	$1,506	$1,121
Cost of revenue(1)	(1,791)	(1,818)
Gross profit(1)	$(285)	$(697)
Gross margin	(19)%	(62)%
______________
(1)    Cost of revenue related to phone hardware represents depreciation of phone hardware over a 3-year useful life.

Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to attract new customers, retain and expand within our customer base, add new products, and expand into new industry verticals.
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with practice management systems

(“PMS”), which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, trade shows and industry events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location.
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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of phone hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 77% for each of the three months ended March 31, 2025 and 2024.
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

	March 31,
	2025	2024
Dollar-based net retention rate	98%	96%
Dollar-based gross retention rate	91%	92%
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
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on phone hardware provided to customers. The majority of these subscription arrangements have contractual month-to-month terms, with a small minority portion having contractual terms of 1-3 years. Subscription and phone hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of March 31, 2025 and 2024, approximately 33% and 40% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are reported in deferred revenue on the Company’s condensed consolidated balance sheets.
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
We also collect non-recurring installation fees for onboarding customers, the revenue for which is recognized upon completion of the installation. Our customers may directly engage with third-party independent contractors to configure phone hardware, install the software and assist with upgrades, for which we do not derive any revenue.
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
We expect that our sales and marketing expenses will increase and continue to be our largest operating expense for the foreseeable future as we grow our business. As a percentage of revenue, we anticipate sales and marketing expenses to decrease in 2025 as compared to 2024, and we expect these expenses to decrease as a percentage of revenue over time.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Because of the uncertainty of the realization of the deferred tax assets, we have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	$55,809	$47,173
Cost of revenue (1)	15,864	14,186
Gross profit	39,945	32,987

Operating expenses:
Sales and marketing (1)	23,526	19,630
Research and development (1) (2)	11,153	9,645
General and administrative (1) (2)	14,586	11,867
Total operating expenses	49,265	41,142
Loss from operations	(9,320)	(8,155)

Other income (expense):
Interest income	463	420
Interest expense	(397)	(319)
Other income (expense), net	500	865
Loss before income taxes	(8,754)	(7,189)
Provision for income taxes	(71)	(14)
Net loss	$(8,825)	$(7,203)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$285	$239
Sales and marketing	1,841	1,151
Research and development	2,362	1,898
General and administrative	4,497	3,484
Total stock-based compensation	$8,985	$6,772
See Note 10 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.
(2)Includes acquisition transaction costs as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Research and development	4	—
General and administrative	370	—
Total acquisition transaction costs	$374	$—

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	28	30
Gross margin	72	70

Operating expenses:
Sales and marketing	42	42
Research and development	20	20
General and administrative	26	25
Total operating expenses	88	87
Loss from operations	(17)	(17)

Other income (expense):
Interest income	1	1
Interest expense	(1)	(1)
Other income (expense), net	1	2
Loss before income taxes	(16)	(15)
Provision for income taxes	—	—
Net loss	(16)%	(15)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Revenue	$55,809	$47,173	$8,636	18%
Revenue increased by $8.6 million, or 18%, compared to the three months ended March 31, 2024. Of the total increase, approximately $7.6 million, or 88%, was attributable to new customer locations acquired during the 12 months subsequent to March 31, 2024. Approximately $1.0 million, or 12%, of the increase was attributable to existing customer locations under subscription as of March 31, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$15,864	$14,186	$1,678	12%
Gross margin	72%	70%
The increase in cost of revenue was due primarily to an increase of $1.3 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs, fees paid to application providers, and connectivity and messaging costs. In addition, there was an increase of $0.4 million in personnel-related costs, particularly related to merit increases and new hires.
Our gross margin improvement is derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, and from efficiencies with third-party costs incurred for specific platform features and overall data usage as part of our cost management efforts. Further, this improvement was bolstered by an increase in payments revenue, which has a higher gross margin than our other offerings.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$23,526	$19,630	$3,896	20%
The increase in sales and marketing expenses was attributable in part to an increase of $2.1 million in personnel-related expenses, driven largely by salary and commission plan adjustments, as well as increased average headcount, which caused approximately $1.4 million of the increase. The remaining $0.7 million increase of personnel-related expenses was related to stock-based compensation related to grants for new and existing employees and executives. We also increased demand generation expenses by $1.5 million, particularly with our digital media, partner marketing, and third-party advertisement efforts.

In addition, we incurred $0.2 million in additional event-related costs due to increased spending on in-person trade shows and a $0.1 million increase in overhead allocation.
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Research and development	$11,153	$9,645	$1,508	16%
The increase in research and development expenses was due to an increase of $1.4 million in personnel-related expenses, largely from increased salary expenses of $0.9 million due to increased headcount and salary increases, and additional stock-based compensation expense of $0.5 million related to grants for new and existing employees. We also incurred $0.1 million of additional expenses in dues and subscriptions costs.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
General and administrative	$14,586	$11,867	$2,719	23%
The increase in general and administrative expenses was primarily due to a $2.0 million increase in personnel-related expenses, particularly from increased salary expenses of $1.0 million due to increased headcount and salary increases for existing employees, and increased stock-based compensation expense of $1.0 million related to grants for new and existing employees. We also experienced an increase of $0.7 million related to professional services fees, approximately $0.4 million of which were incurred in connection with the pending acquisition of TrueLark.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Interest income	$463	$420
Interest expense	(397)	(319)
Other income, net	500	865
Total other income (expense), net	$566	$966	$(400)	(41)%
The increase in interest income is due to an increase in interest generated on our money market securities as a result of higher average daily cash and cash equivalent balances over the period. The decrease in other income (expense), net is largely due to realized losses on our short-term investments and, to a lesser extent, a decrease in average interest rates over the period which contributed to the decrease in other income.
Non-GAAP Financial Measures
To supplement our unaudited consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use free cash flow, free cash flow margin and Adjusted EBITDA, which are non-GAAP financial measures, to enhance the understanding of our U.S. GAAP financial measures, evaluate growth trends, establish budgets, and assess operating performance. These non-GAAP financial measures should not be considered by the reader as substitutes for, or superior to, the financial statements and financial information prepared in accordance with U.S. GAAP. See below for a description of these non-GAAP financial measures, reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Net cash used in operating activities	$(219)	$(19,701)
Net cash provided by investing activities	2,258	6,131
Net cash used in financing activities	(225)	(6,577)
Free cash flow	(1,062)	(20,519)
Net cash used in operating activities as a percentage of revenue	—%	(42)%
Free cash flow margin	(2)%	(43)%
Net loss	(8,825)	(7,203)
Adjusted EBITDA	$1,020	$(358)
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
Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, provision for income taxes, depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and we do not adjust for amortization of finance lease right-of-use assets on phone hardware provided to our customers. Our amortization adjustment includes the amortization of capitalized costs from both internal-use software development and cloud computing arrangements. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item, and acquisition transaction costs, which we believe are not reflective of ongoing results of operations in the period incurred and not directly related to the operation of our business. Acquisition transaction costs include legal and accounting professional services costs incurred during the period as a result of our acquisition activities. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation expense and acquisition transaction costs.

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
Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenue	$55,809	$47,173

Net cash used in operating activities	$(219)	$(19,701)
Less: Purchase of property and equipment	(444)	(513)
Less: Capitalized internal-use software	(399)	(305)
Free cash flow	$(1,062)	$(20,519)
Net cash provided by investing activities	$2,258	$6,131
Net cash used in financing activities	$(225)	$(6,577)
Net cash used in operating activities as a percentage of revenue	—%	(42)%
Free cash flow margin	(2)%	(43)%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,825)	$(7,203)
Interest expense	397	319
Provision for income taxes	71	14
Interest income	(463)	(420)
Other income/expense, net	(500)	(865)
Depreciation(1)	511	609
Amortization(2)	470	416
Stock-based compensation	8,985	6,772
Acquisition transaction costs(3)	$374	$—
Adjusted EBITDA	$1,020	$(358)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software and cloud computing costs.
(3)    Represents legal and accounting professional services costs incurred as a result of our acquisition activities during the period.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $299.8 million as of March 31, 2025 and generally have generated negative cash flows from operations. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of March 31, 2025, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $53.4 million, as well as $44.8 million in other short-term investments comprised primarily of treasury and commercial paper instruments. In May of 2025, we entered into a definitive agreement to acquire TrueLark for a total consideration of $35.0 million, which includes a cash payment of $25.0 million, subject to certain adjustments, that upon consummation of the acquisition will reduce the cash, cash equivalents, and other short-term investments available to us by the same amount.
A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $38.9 million of deferred revenue recorded as a current liability as of March 31, 2025. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Net cash used in operating activities	$(219)	$(19,701)
Net cash provided by investing activities	2,258	6,131
Net cash used in financing activities	(225)	(6,577)
Operating Activities
For the three months ended March 31, 2025, cash used in operating activities was $0.2 million, primarily due to a net loss of $8.8 million, adjusted for net non-cash charges of $16.1 million and net cash outflows of $7.5 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were an $4.4 million increase in deferred contract costs comprising mainly sales commissions earned on bookings, a $0.5 million increase in prepaid expenses, $3.7 million decrease in accounts payable, a $1.1 million decrease in deferred revenue, and a $1.0 million decrease in operating lease liabilities. These amounts were partially offset by a $2.7 million increase in accrued liabilities and a $0.4 million decrease in accounts receivable.
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

Investing Activities
Cash provided by investing activities for the three months ended March 31, 2025 was $2.3 million, due to $18.6 million in short-term investment maturities, partially offset by $15.5 million in purchases of short-term investments. Additional investing cash flow activities included $0.4 million of furniture and equipment additions and $0.4 million in personnel-related costs capitalized as internal-use software development.
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
Financing Activities
Cash used in financing activities for the three months ended March 31, 2025 was $0.2 million, primarily due to principal payments on finance lease obligations of $1.8 million. These outflows were partially offset by cash proceeds of $1.1 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.5 million.
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
Contractual Obligations and Commitments
During the three months ended March 31, 2025, we acquired $2.2 million of additional right of use assets through new finance lease obligations.
Other than the new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our unaudited condensed consolidated financial statements as of March 31, 2025.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). The line of credit, as amended, matures in August 2025. Amounts outstanding on the line of credit accrues interest at the greater of prime rate plus 0.25% and 3.50%. We are required to pay an annual fee of $0.1 million beginning on the effective date of the August 2021 Agreement, and continuing on the anniversary of the effective date. We are also required to pay a quarterly unused line of credit fee of 0.15% per annum of the available borrowing amount should the outstanding principal balance drop below $10.0 million (calculated based on the number of days and based on the average available borrowing amount). The line of credit is collateralized by substantially all of our assets. The August 2021 Agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-

term investments managed by SVB, is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. We did not take any advances on the line of credit in the three months ended March 31, 2025. As of March 31, 2025, there was no outstanding balance on the line of credit, the full $50.0 million capacity was available for borrowing, and we were in compliance with all SVB loan covenants.
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
For information on our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. There have been no material changes to our critical accounting estimates as compared those disclosed in our 2024 Form 10-K.
Recently Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “—Accounting Pronouncements Pending Adoption” in Note 2 to our unaudited condensed consolidated financial statements.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates on the last day of the second fiscal quarter of any given year (and we have been a public company for at least twelve months and have filed at least one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of March 31, 2025, our exposure to market risk has not changed materially since December 31, 2024. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative

Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our revenue was $204.3 million and $170.5 million during the years ended December 31, 2024 and 2023, respectively, and $55.8 million for the three months ended March 31, 2025 compared with $47.2 million for the three months ended March 31 2024. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations to India and the Philippines over the last three years.
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
Our ability to attract new customers, retain existing customers and increase the use of our platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, our efforts to provide satisfactory customer service, the stability and reliability of our platform, our ability to timely onboard new customers or timely expand functionality for our existing customers, the perceived value of our platform and the features and functionality it offers, our ability to integrate our platform with a broad range of systems of record, our ability to leverage and scale our core sales efforts and marketing capabilities to focus on our core specialty healthcare verticals, and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
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
We have incurred net losses in each year since our inception, including net losses of $28.3 million and $31.0 million in 2024 and 2023, respectively, and a net loss of $8.8 million for the three months ended March 31, 2025. We had an accumulated deficit of $299.8 million as of March 31, 2025. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods. You should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
•cost increases (including those caused by tariffs or economic conditions, including inflation);
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
Moreover, as we expand the functionality of our platform and products to include additional solutions, address new healthcare vertical markets and enter new markets outside the U.S., we may face additional sources of competition. We cannot be sure that we will compete as successfully against companies with products that offer solutions in those markets as we have to date. In addition, we cannot be sure we will compete successfully against incumbent providers of solutions with established brands and market presence if we enter new healthcare vertical markets and new markets outside the U.S.
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
Our platform must integrate with a variety of network, phone hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies if mobile phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which could adversely affect our business, results of operations and financial condition. We may need to devote significant resources to the creation, support, and maintenance of our mobile application, and any failure of our platform and products to operate effectively with evolving or new platforms and technologies could reduce the demand for our platform and products. If we are unable to respond to these changes in a cost-effective manner, or at all, our platform and products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals, such as Yealink to supply phones for our platform and Stripe Inc. (“Stripe”) to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the text messaging functionality of our platform. We also rely on hosted Software-as-a-Service technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with all of our sole source hardware suppliers and we maintain only a small amount on-hand, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services have in the past and may in the future cease to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of, interruption in or other impacts (such as a result of an increase in tariffs on goods imported from outside the United States) on the supply or right to use, or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products, run our business or otherwise cause our business and results of operations to suffer as we identify and establish alternative sources of hardware, software or services. In addition, even if we are able to identify replacement hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
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
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. For example, in May 2025, we entered into a definitive agreement to acquire TrueLark, an AI-powered receptionist and front-desk automation platform provider. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. The process of integrating any acquired businesses and technology can create unforeseen operating difficulties or unforeseen expenditures, including those arising from the following:
•implementation or remediation of controls, procedures and policies at the acquired company;
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of product, engineering and sales and marketing functions;
•transition of the acquired company’s operations, customers and users onto our platform;
•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•litigation or other claims in connection with the acquired company, including claims from terminated employees, end customers, former stockholders or other third parties;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•diversion of engineering resources away from development of our core products; and

•failure to continue to develop the acquired technology successfully.
Our failure to address these risks, or other problems encountered in connection with our past or future acquisitions or investments, may cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisition may not materialize, may be less beneficial, or may develop more slowly than we expect. If we do not receive the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our results of operations would be adversely affected.
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
We currently market our platform and products only in the U.S. and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of March 31, 2025 had approximately 100 employees in India to further our engineering and administrative operations. Additionally, in 2023 we began utilizing resources in the Philippines to supplement our customer support operations and in 2024 we expanded resources in the Philippines to supplement our revenue operations organization.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the U.S. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.

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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of March 31, 2025, and for the period then ending, we had no outstanding borrowings under this loan and security agreement.
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
Our ability to use our net operating losses (“NOLs”), to offset future taxable income may be subject to certain limitations
As of December 31, 2024, we had NOL carryforwards for federal and state income tax purposes of $207.4 million and $156.3 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2039 for federal purposes and 2034 for state purposes if not utilized. U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
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
The preparation of the financial statements in conformity with the generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and significant estimates used in preparing our consolidated financial statements include: the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract costs, the incremental borrowing rate used in determining the value of right-of-use assets and lease liabilities, and useful lives for depreciable assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned in excess of 25.0% of our total shares outstanding as of March 31, 2025. As a result, these stockholders, acting together, may influence our management and affairs and the outcome of votes on matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibit
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date

10.1*†	Employment Agreement, dated January 26, 2024, by and between David McNeil and the Registrant					X

10.2*†	Employment Agreement, dated April 6, 2022, by and between Branden Neish and the Registrant					X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Indicates management contract or compensatory plan or arrangement.
† Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
** These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Weave Communications, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weave Communications, Inc.

Dated: May 9, 2025	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 9, 2025	By:	/s/ Jason Christiansen
Jason Christiansen
Chief Financial Officer
(Principal Financial Officer)