Form 10-Q
period 2025-06-30
Weave Communications, Inc.
filed 2025-08-07
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of August 4, 2025, the registrant had 77,036,187 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations. In this report, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its wholly-owned subsidiaries Weave Communications Canada, Inc., Weave Communications India Private Limited, Vidurama, Inc., and Vidurama Solutions Private Limited.
You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$44,665	$51,596
Short-term investments	33,180	47,534
Accounts receivable, net	3,391	3,743
Deferred contract costs, net	12,458	11,568
Prepaid expenses and other current assets	5,679	6,298
Total current assets	99,373	120,739
Non-current assets:
Property and equipment, net	8,591	8,443
Operating lease right-of-use assets	35,549	37,516
Finance lease right-of-use assets	11,392	10,650
Deferred contract costs, net, less current portion	10,424	9,487
Intangible assets, net	7,844	—
Goodwill	29,313	—
Other non-current assets	1,858	2,091
TOTAL ASSETS	$204,344	$188,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,913	$8,276
Accrued liabilities and other	24,949	17,638
Deferred revenue	39,325	39,987
Current portion of operating lease liabilities	4,271	4,119
Current portion of finance lease liabilities	6,813	6,600
Total current liabilities	81,271	76,620
Non-current liabilities:
Other long-term liabilities	508	—
Operating lease liabilities, less current portion	36,769	38,961
Finance lease liabilities, less current portion	6,919	6,377
Total liabilities	125,467	121,958
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 76,893,957 and 73,225,253 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	387,641	358,549
Accumulated deficit	(308,549)	(291,013)
Accumulated other comprehensive loss	(215)	(568)
Total stockholders' equity	78,877	66,968
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,344	$188,926
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$58,470	$50,586	$114,279	$97,759
Cost of revenue	16,519	14,462	32,383	28,648
Gross profit	41,951	36,124	81,896	69,111
Operating expenses:
Sales and marketing	25,245	21,889	48,771	41,519
Research and development	11,988	9,958	23,141	19,603
General and administrative	14,904	13,532	29,490	25,399
Total operating expenses	52,137	45,379	101,402	86,521
Loss from operations	(10,186)	(9,255)	(19,506)	(17,410)
Other income (expense):
Interest income	435	432	898	852
Interest expense	(537)	(399)	(934)	(718)
Other income, net	471	721	971	1,586
Loss before income taxes	(9,817)	(8,501)	(18,571)	(15,690)
Income tax benefit (expense)	1,106	(52)	1,035	(66)
Net loss	$(8,711)	$(8,553)	$(17,536)	$(15,756)
Net loss per share - basic and diluted	$(0.11)	$(0.12)	$(0.23)	$(0.22)
Weighted-average common shares outstanding - basic and diluted	75,842,852	71,291,801	74,830,541	70,872,372
Other comprehensive loss
Change in foreign currency translation, net of tax	294	(71)	348	(309)
Net unrealized gain (loss) on investments, net of tax	(9)	(25)	5	(87)
Total comprehensive loss	$(8,426)	$(8,649)	$(17,183)	$(16,152)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE - March 31, 2025	74,914,866	$—	$368,919	$(299,838)	$(500)	$68,581
Issuance of common shares from stock option exercises	33,242	—	52	—	—	52
Issuance of common shares upon the acquisition of Vidurama, Inc.	928,691	—	10,041	—	—	10,041
Issuance costs	—	—	(26)	—	—	(26)
Vesting of restricted stock units	1,018,884	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(1,726)	—	(17)	—	—	(17)
Stock-based compensation	—	—	8,672	—	—	8,672
Foreign currency translation adjustments, net of tax	—	—	—	—	294	294
Net unrealized loss on investments	—	—	—	—	(9)	(9)
Net loss	—	—	—	(8,711)	—	(8,711)
BALANCE - June 30, 2025	76,893,957	$—	$387,641	$(308,549)	$(215)	$78,877

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - March 31, 2024	70,980,371	$—	$343,496	$(269,870)	$(190)	$73,436
Issuance of common shares from stock option exercises	32,345	—	66	—	—	66
Vesting of restricted stock units	1,014,237	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(344,686)	—	(3,321)	—	—	(3,321)
Stock-based compensation	—	—	8,291	—	—	8,291
Foreign currency translation adjustments, net of tax	—	—	—	—	(71)	(71)
Net unrealized loss on investments	—	—	—	—	(25)	(25)
Net loss	—	—	—	(8,553)	—	(8,553)
BALANCE - June 30, 2024	71,682,267	$—	$348,532	$(278,423)	$(286)	$69,823
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2024	73,225,253	$—	$358,549	$(291,013)	$(568)	$66,968
Issuance of common shares from stock option exercises	119,454	—	515	—	—	515
Issuance of common shares from the employee stock purchase plan	118,565	—	1,111	—	—	1,111
Issuance of common shares upon the acquisition of Vidurama, Inc.	928,691	—	10,041	—	—	10,041
Issuance costs	—	—	(26)	—	—	(26)
Vesting of restricted stock units	2,505,491	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(3,497)	—	(43)	—	—	(43)
Stock-based compensation	—	—	17,494	—	—	17,494
Foreign currency translation adjustments, net of tax	—	—	—	—	348	348
Net unrealized gain on investments	—	—	—	—	5	5
Net loss	—	—	—	(17,536)	—	(17,536)
BALANCE - June 30, 2025	76,893,957	$—	$387,641	$(308,549)	$(215)	$78,877

	Six Months Ended June 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110	$78,957
Issuance of common shares from stock option exercises	92,893	—	357	—	—	357
Issuance of common shares from the employee stock purchase plan	113,959	—	1,020	—	—	1,020
Vesting of restricted stock units	2,220,075	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(861,017)	—	(9,422)	—	—	(9,422)
Stock-based compensation	—	—	15,063	—	—	15,063
Foreign currency translation adjustments, net of tax	—	—	—	—	(309)	(309)
Net unrealized loss on investments	—	—	—	—	(87)	(87)
Net loss	—	—	—	(15,756)	—	(15,756)
BALANCE - June 30, 2024	71,682,267	$—	$348,532	$(278,423)	$(286)	$69,823

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,536)	$(15,756)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,682	5,958
Amortization of operating right-of-use assets	1,967	1,958
Amortization of intangible assets	156	—
Provision for credit losses	480	843
Amortization of deferred contract costs	7,220	6,652
Stock-based compensation, net of amount capitalized	18,237	15,063
Net accretion of discounts on short-term investments	(642)	(1,174)
Changes in operating assets and liabilities:
Accounts receivable	(21)	(2,860)
Deferred contract costs	(9,047)	(8,043)
Prepaid expenses and other assets	1,448	1,466
Accounts payable	(2,719)	2,436
Accrued liabilities	2,507	(3,003)
Operating lease liabilities	(2,040)	(1,968)
Deferred revenue	(466)	1,403
Net cash provided by operating activities	5,226	2,975
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	30,456	32,274
Purchases of short-term investments	(15,455)	(20,482)
Purchases of property and equipment	(988)	(1,254)
Capitalized internal-use software costs	(822)	(1,023)
Business acquisitions, net of cash acquired	(23,318)	—
Net cash provided by (used in) investing activities	(10,127)	9,515
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(3,587)	(3,542)
Proceeds from stock option exercises	515	357
Payments for taxes related to net share settlement of equity awards	(43)	(9,422)
Stock issuance costs	(26)	—
Proceeds from the employee stock purchase plan	1,111	1,020
Net cash used in financing activities	(2,030)	(11,587)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,931)	903
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,596	50,756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,665	$51,659
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$934	$718
Cash paid during the period for income taxes	$(1,035)	$66
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$36	$45
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$4,342	$3,576
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$149
Unrealized gain (loss) on short-term investments	$5	$(87)
Stock-based compensation included in capitalized software development costs	$141	$—
Equity issued as consideration in business combinations	$10,041	$—

See accompanying notes to these unaudited condensed consolidated financial statements

1.Description of the Business
Weave Communications, Inc., with its wholly-owned subsidiaries (collectively, “Weave” or the “Company”), sells subscriptions to the Weave platform, its vertically-tailored customer experience and payments software platform for small and medium-sized healthcare businesses. The Weave platform combines patient engagement, payments, and other operational software tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, the amortization period of deferred contract costs, and the valuation and useful lives of acquired intangible assets.

Significant Accounting Policies
A summary of the Company’s significant accounting policies is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. There have been no significant changes to these policies during the six months ended June 30, 2025, aside from those outlined below.
Business Combinations
The Company accounts for acquisitions in accordance with the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The Company allocates the purchase price consideration associated with its acquisition to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. The allocation involves a number of assumptions, estimates, and judgments in determining fair value of the following:
•Intangible assets, including valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, and our assumed market share, as well as the estimated useful life of intangible assets;
•Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
•Goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed; and
The Company’s assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. These assumptions and estimates are used to value assets acquired and liabilities assumed, and to allocate goodwill to the reporting units of the business that are expected to benefit from the business combination. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. The Company may engage a valuation specialist to assist in the fair value measurement of assets acquired and liabilities assumed for each acquisition.
Intangible Assets
Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful life of the asset, which ranges from five to seven years.
When there are indicators of potential impairment, we evaluate recoverability of the carrying values of intangible assets by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds our estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the asset exceeds the fair value of the asset. We did not incur any impairment charges during the periods presented.
Goodwill
Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not subject to amortization, but is tested annually for impairment within our fourth fiscal quarter using an October 1 measurement date or more frequently if there are indicators of impairment. We first perform a qualitative assessment to determine if it is more likely than not that our reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we would bypass the quantitative impairment test. Management considers the following potential indicators of impairment: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in our use of acquired assets or the strategy of our overall business; (3) significant negative industry or economic trends; and (4) a significant decline in our stock price for a sustained period.
If the qualitative assessment is not conclusive, or if we elect to bypass the qualitative test, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. We assess the fair value of a reporting unit using a combination of discounted cash flow modeling and observable valuation multiples for comparable companies. Our estimates are developed using assumptions that we believe are consistent with how a market participant would value our reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we record the excess amount as goodwill impairment, not to exceed the total amount of goodwill allocated to the reporting unit.
We operate under one reporting unit and, as a result, evaluate goodwill impairment based on our fair value as a whole. We did not recognize an impairment charge in any of the periods presented. We have no other intangible assets with indefinite useful lives.
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
3.Business Combinations

On May 16, 2025, we acquired all outstanding shares of Vidurama, Inc., (“TrueLark”), an AI-powered receptionist and front-desk automation platform provider for total consideration of $35.8 million. Total consideration includes $2.2 million which was held back for indemnification and working capital purposes; of this amount, $0.4 million cash was held back for a period of 90 days following the acquisition for working capital adjustments, $1.6 million will be held back for a 12 months indemnification period, and $0.2 million cash will be held back for a period of six years for indemnification purposes. The acquisition did not have a material effect on our revenue or earnings in the condensed consolidated statements of operations and comprehensive loss for the reporting periods presented, nor would the presentation of combined unaudited financial results on a pro-forma basis for the prior two years be material. The Company accounted for the acquisition as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the preliminary allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, of which the valuation of intangible assets is subject to finalization.
The preliminary allocation of the purchase price was as follows (in thousands):

Consideration transferred
Cash paid	$23,549
Equity issued	10,041
Holdback amount	2,173
Total purchase consideration	$35,763
Identifiable assets acquired
Cash	231
Accounts receivable	107
Prepaid expenses and other assets	597
Intangible assets: developed technology	4,300
Intangible assets: customer relationships	2,300
Intangible assets: trademarks and trade names	1,400
Total assets acquired	$8,935
Liabilities assumed
Accounts payable and accrued liabilities	2,333
Deferred revenue	152
Total liabilities assumed	$2,485
Goodwill	29,313
Total purchase consideration	$35,763

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill for an amount of $29.3 million as of June 30, 2025. The goodwill generated from the transaction is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce value. No amount of goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over an estimated useful life of seven years. The trade names acquired are amortized over its estimated useful life of seven years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.
Pursuant to the TrueLark Agreement and Plan of Merger, certain key TrueLark employees were granted performance-based restricted stock unit awards (“PRSUs”) that will vest upon TrueLark’s completion of certain revenue milestones in the first and second years following the acquisition. The recipients of these awards are eligible to receive two potential payouts of up to $5.0 million each, settled in the Company’s common stock, on each of the last days of the month following the first and second anniversaries of the merger. Because these payouts are dependent on continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of June 30, 2025, the Company estimated the amount of the awards expected to vest under this agreement based upon its expectation of the level of achievement of the financial targets over the measurement period. For the three and six months ended June 30, 2025, the Company recognized expense related to this agreement as follows on the consolidated statements of operations and comprehensive loss:

Three and Six Months Ended June 30,
2025
Research and development	848
General and administrative	64
Total expense	$912
4.Goodwill and Intangible Assets
Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2024	$—
Additions (Note 3)	29,313
Balance as of June 30, 2025	$29,313
Intangible Assets consisted of the following (in thousands):

	Weighted-Average	June 30, 2025
	Remaining Useful Life		Accumulated
		Gross	Amortization	Net
Trademarks and Trade Names	82 months	$1,400	$(25)	$1,375
Developed Technology	58 months	4,300	(105)	4,195
Customer Relationships	82 months	2,300	(26)	2,274
Total		$8,000	$(156)	$7,844
Amortization expense for intangible assets was $0.2 million for the three and six months ended June 30, 2025. The Company did not own definite-lived intangible assets prior to this period.
Based on the recorded intangible assets at June 30, 2025, estimated future amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2025	710
2026	1,381
2027	1,381
2028	1,381
2029	1,381
Thereafter	1,610
Total	7,844

5.Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers for all periods presented.
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $20.8 million and $20.0 million for the three months ended June 30, 2025 and 2024, respectively, and $31.71 and $30.02 for the six months ended June 30, 2025 and 2024, respectively.
Deferred Contract Costs
The Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.7 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively, and is reflected in the sales and marketing line item on the condensed consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk, Significant Customers, and Provision for Credit Losses

There were no customers with revenue as a percentage of total revenue exceeding 10% for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, there were no customers with outstanding accounts receivable balances as a percentage of total accounts receivable greater than 10%.
The Company’s provision for credit losses was $0.5 million as of June 30, 2025 and March 31, 2025.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for our recurring subscription (software and phone services) and payment processing services, as well as for our onboarding services, and phone hardware for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription and payment processing	$56,005	$48,513	$109,420	$93,605
Onboarding	833	943	1,721	1,903
Phone Hardware (embedded lease)	1,632	1,130	3,138	2,251
Total revenue	$58,470	$50,586	$114,279	$97,759
6.Fair Value Measurements
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$26,164	$—	$—	$26,164
Short-term investments
US government and agency securities	23,349	—		23,349
Commercial paper	—	9,831	—	9,831
Total	$49,513	$9,831	$—	$59,344
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
The following tables summarize the Company's short-term investments on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$23,350	$4	$(5)	$23,349
Commercial paper	9,833	—	(2)	9,831
Total	$33,183	$4	$(7)	$33,180

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$32,309	$23	$(9)	$32,323
Commercial paper	15,203	8	—	15,211
Total	$47,512	$31	$(9)	$47,534
The following tables summarize the Company’s cash and cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$18,501	$—	$—	$18,501
Cash equivalents
Money market funds	26,164	—	—	26,164
Total	$44,665	$—	$—	$44,665

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,888	$—	$—	$19,888
Cash equivalents
Money market funds	31,708	—	—	31,708
Total	$51,596	$—	$—	$51,596
As of June 30, 2025, the weighted-average remaining contractual maturities of available-for-sale securities was approximately two months, nineteen days.
No available-for-sale securities held as of June 30, 2025 have been in a continuous unrealized loss position for more than twelve months. As of June 30, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are scheduled to mature within one year from the balance sheet date.
For the three and six months ended June 30, 2025 and 2024, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding losses and gains have been included in accumulated other comprehensive loss.
As of June 30, 2025 and December 31, 2024, the Company had no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Realized gains, consisting of discount accretion, for the three months ended June 30, 2025 and 2024 were $0.3 million and $0.5 million, respectively, and $0.7 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.
7.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Office equipment	$5,487	$6,626
Office furniture	5,659	5,670
Leasehold improvements	2,806	2,763
Capitalized internal-use software	8,022	7,059
Payment terminals	2,762	2,308
Property and equipment, gross	24,736	24,426
Less accumulated depreciation and amortization	(16,145)	(15,983)
Property and equipment, net	$8,591	$8,443
Depreciation and amortization expense on property and equipment (excluding amortization on operating right-of-use (“ROU”) assets) was $2.9 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $5.7 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. Of this expense, $1.9 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively, and $3.6 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively, was related to phone hardware finance ROU assets (see also Note 8) and has been included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Of the remaining depreciation and amortization expense, $0.5 million was included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss for each of the three months ended June 30, 2025 and 2024, and $1.1 million was included in cost of revenue for each of the six months ended June 30, 2025 and 2024, respectively. $0.5 million and $0.6 million was recorded in operating expenses on the statements of operations and comprehensive loss for the three months ended June 30, 2025 and 2024, and $1.0 million and $1.2 million was recorded in operating expenses on the statements of operations and comprehensive loss for the six months ended June 30, 2025 and 2024, respectively.
8.Leases

The Company has lease arrangements, both as a lessor and a lessee, and makes assumptions and judgments when assessing contracts for lease components, determining lease classifications, and calculating ROU asset and lease liability values. These assumptions and judgments may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate, or the Company’s intent to exercise or not exercise options available in lease contracts.
Lease expense and other information for the periods presented consisted of the following (in thousands, except terms and rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,848	$1,730	$3,636	$3,550
Interest on lease liabilities	364	330	710	648
Operating lease expense	1,386	1,423	2,771	2,845
Short-term lease expense	12	11	22	20
Variable lease expense	140	70	228	117
Total lease expense	$3,750	$3,564	$7,367	$7,180

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$364	$330	$710	$648
Financing cash outflow from finance leases	$1,814	$1,755	$3,587	$3,542
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$2,165	$1,705	$4,342	$3,576
Operating leases:
Operating cash outflow from operating leases	$1,428	$1,430	$2,845	$2,861
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$—	$—	$149

Other information as of June 30, 2025
Finance leases:
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	11.0%
Operating leases:
Weighted-average remaining lease term (years)	7.6
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters under a non-cancelable operating lease agreement which expires in January 2033. Though the Company will consider renewal options on its lease as it nears expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of June 30, 2025. The rate implicit in the Company’s operating lease is not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. The office space lease agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC 842.
Total rent expense for office space leases was $1.4 million for each of the three months ended June 30, 2025 and 2024, and $2.8 million for each of the six months ended June 30, 2025 and 2024, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Years ending December 31,
2025	$2,856
2026	5,843
2027	5,989
2028	6,139
2029	6,292
Thereafter	20,403
Total	47,522
Less: imputed interest	(6,482)
Present value of operating lease obligations	$41,040
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
The Company reported revenues associated with these leases for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Phone hardware revenue	$1,632	$1,130	$3,138	$2,251
Sublease revenue	219	219	439	439
Total	$1,851	$1,349	$3,577	$2,690
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of June 30, 2025 the Company had 93 executed and active lease agreements for phone hardware with maturity dates ranging from July 2025 to June 2028. As of June 30, 2025, the gross value of phone hardware acquired under these finance leases approximated $22.0 million. Amortization expense on finance-leased phone hardware was $1.8 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively, and $3.6 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively, which is included in the depreciation expense referenced in Note 7.
Future minimum lease payments for the Company’s finance leases as of June 30, 2025 were as follows (in thousands):

Years ending December 31,
2025	$4,429
2026	6,247
2027	3,758
2028	963
Thereafter	—
Total	15,397
Less: amounts representing interest	(1,665)
Present value of finance lease obligations	$13,732
9.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three and six months ended June 30, 2025, the Company recorded a tax benefit of $1.1 million and $1.0 million, respectively, compared to income tax expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively. This resulted in an effective tax rate of 11.3% for the three months ended June 30, 2025, compared to (0.6)% for the same period in 2024. For the six months ended June 30, 2025 and 2024, the effective tax rates were 5.57% and (0.42)%, respectively.
The tax benefit for the three and six months ended June 30, 2025, was primarily attributable to a discrete release of a portion of the valuation allowance on deferred tax assets, totaling $1.28 million. This release was supported by the recognition of a deferred tax liability associated with a stock acquisition completed during the quarter. The deferred tax liability arose primarily from the fair value of identifiable intangible assets acquired and is expected to reverse over a seven-year period. The liability serves as objectively verifiable positive evidence of future taxable income under ASC 740, supporting partial realization of existing deferred tax assets.
The Company continues to maintain a full valuation allowance on its remaining U.S. deferred tax assets. The valuation allowance is reassessed on a quarterly basis, considering all available positive and negative evidence, including cumulative operating results, projections of future taxable income, and feasible tax planning strategies. The partial release in the current period does not alter the Company’s overall conclusion that realization of the remaining deferred tax assets is not more likely than not.
On July 4, 2025, the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of the financial statements, the Company has not completed its assessment. Additional disclosures will be provided in future periods as the impact of the legislation is determined.
10.Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, matures in August 2027. Amounts outstanding on the line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the July 2025 Amendment. The line of credit is collateralized by substantially all of the Company’s assets. The amendment included setting EBITDA financial covenants of the Company for the 2025 fiscal year. The July 2025 Amendment includes financial covenants requiring that, at any time, if the Company’s total unrestricted cash and cash equivalents held at SVB plus the Company’s short-term investments managed by SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in its deferred revenue. The Company was in compliance with all debt covenants for the three and six months ended June 30, 2025 and the year ended December 31, 2024. As of June 30, 2025, we had no outstanding borrowings under our revolving line of credit.
11. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$215	$244	$500	$483
Sales and marketing	1,951	1,696	3,792	2,847
Research and development	3,018	2,178	5,380	4,076
General and administrative	4,068	4,173	8,565	7,657
Total	$9,252	$8,291	$18,237	$15,063
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
Stock-based compensation expense related to the 2021 EIP and the Inducement Plan was $9.1 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively, and $17.8 million and $14.6 million for the six months ended June 30, 2025 and 2024, respectively.
Stock Options

Most stock options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some stock options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
Unrecognized stock-based compensation expense related to outstanding stock options as of June 30, 2025 and 2024 was $0.1 million and $1.6 million, respectively. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of June 30, 2025 and 2024 the weighted-average vesting periods approximated 0.24 years and 0.84 years, respectively.
Stock option activity was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,461,110	$4.01	4.54	$17,408
Exercisable as of December 31, 2024	1,400,993	$3.88	4.46	$16,866

Exercised	(86,212)	$4.35
Outstanding as of March 31, 2025	1,374,898	$3.98	4.53	$9,630
Exercisable as of March 31, 2025	1,325,547	$3.91	4.49	$9,513

Exercised	(33,242)	$4.19
Forfeited and expired	(2,913)	$7.00
Outstanding as of June 30, 2025	1,338,743	$3.97	3.83	$5,823
Exercisable as of June 30. 2025	1,330,134	$3.95	3.82	$5,812
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
Restricted Stock Units
RSUs granted under the 2021 EIP and the Inducement Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three years. As of June 30, 2025, a total of 147,234 RSUs are outstanding that were issued to non-employee directors that have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,675,938	$8.93

Granted	1,496,600	$12.06
Vested	(1,486,607)	$8.40
Forfeited	(174,496)	$9.55
Outstanding as of March 31, 2025	6,511,435	$9.75

Granted	989,925	$9.39
Vested	(1,018,884)	$7.07
Forfeited	(284,629)	$10.37
Outstanding as of June 30, 2025	6,197,847	$10.10
The total fair value of RSUs that vested during the three months ended June 30, 2025 and 2024 was $7.2 million and $5.9 million, respectively. The total value of RSUs that vested during the six months ended June 30, 2025 and 2024 was $19.7 million and $12.3 million.
As of June 30, 2025, there was $54.9 million of unrecognized stock-based compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the Company’s IPO. As of June 30, 2025 and December 31, 2024, 4,034,053 and 3,301,800 shares were reserved for issuance, and 796,200 and 677,635 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors. In the first quarter of 2025, the Board reserved an additional 732,253 common shares for issuance under the ESPP.
The 2021 ESPP provides for six-month offering periods beginning February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period.
During each of the three months ended June 30, 2025 and 2024, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP. During each of the six months ended June 30, 2025 and 2024, the Company recognized $0.4 million of stock-based compensation expense related to the ESPP. As of June 30, 2025 and December 31, 2024, $1.1 million and $1.0 million in ESPP employee payroll contributions are included within accrued liabilities and other on the consolidated balance sheets, respectively. As of June 30, 2025, total unrecognized compensation expense related to the ESPP was $0.1 million, which will be amortized over the remaining offering period through August 15, 2025.
12.Related Party Transactions
Apart from payments pursuant to our non-employee director compensation program, there were no related-party transactions during the three and six months ended June 30, 2025 and 2024.
13.Commitments and Contingencies

Legal Matters
As of June 30, 2025, and through the issuance date of these unaudited condensed consolidated financial statements, the Company is not involved in any legal proceedings that it believes could have a material adverse effect on its business, financial condition or results of operations.
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of June 30, 2025.
14. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,711)	$(8,553)	$(17,536)	$(15,756)
Denominator:
Weighted-average common shares outstanding - basic and diluted	75,842,852	71,291,801	74,830,541	70,872,372
Net loss per share
Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.23)	$(0.22)
The following potentially outstanding common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	June 30, 2025	June 30, 2024
Options to purchase common stock	1,338,743	1,744,295
Number of shares issuable from ESPP	225,336	171,605
Shares held back as part of TrueLark indemnification	49,967	—
Performance-based restricted stock unit awards	1,000,000	—
Restricted stock units	6,197,847	7,468,666
Total	8,811,893	9,384,566
15. Segment Reporting

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
The Company’s CEO, who is also the CODM, reviews operating results using consolidated net loss as the measure of segment profitability. The CODM considers budget-to-actual variances on a monthly basis for this profit measure when making decisions about allocating capital and personnel. Significant expense categories regularly provided to the CODM include the consolidated functional expense categories reported in the Company’s statements of operations and comprehensive loss, as well as those presented below. Asset information is not presented because it is not a significant measure utilized by the CODM, and its presentation would be duplicative of the condensed consolidated balance sheets.
The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	58,470	50,586	114,279	97,758
Costs and Expenses:
Direct costs of goods sold	9,745	8,415	19,302	16,681
Payroll and employee-related costs	44,014	38,291	85,666	73,810
Marketing costs	4,719	4,280	9,449	7,775
Partner costs	1,355	1,015	2,590	1,975
Professional fees	2,238	1,437	3,939	2,467
Facilities costs	2,247	2,074	4,261	4,150
Software costs	3,235	3,045	6,295	5,940
Capitalized software deferred costs	(497)	(662)	(970)	(967)
Other segment items[1]	125	1,244	1,283	1,683
Net loss	(8,711)	(8,553)	(17,536)	(15,756)

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
We have democratized powerful communication and engagement capabilities previously only available to enterprises, made them intuitive and easy to use and put them in one solution. Our verticalized software platform streamlines the day-to-day operations of running a small and medium-sized business (“SMB”) healthcare practice. Instead of a fragmented set of tools, Weave offers an AI-powered solution that spans all forms of communication and engagement including physical and softphones, messaging, email marketing, insurance verification, online appointment scheduling, reviews, payments, digital forms, and more. Through authorized and supported integrations with leading practice management systems (“PMS”) and electronic health or medical record systems (“EHR”), we automate and personalize patient communications while embedding FinTech solutions—such as text-to-pay, online bill pay, and payment plans—directly into communication workflows. By streamlining payment processes, Weave accelerates collections, reduces write-offs, and improves practice profitability.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and non-recurring categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring phone hardware fees. These recurring revenues accounted for 91% and 91% of our revenue the three months ended June 30, 2025 and 2024, respectively, and 91% and 92% for the six months ended June 30, 2025 and 2024, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Subscription and payment processing:
Revenue	$56,005	$48,513	$109,420	$93,605
Cost of revenue	(12,590)	(10,696)	(24,671)	(21,232)
Gross profit	$43,415	$37,817	$84,749	$72,373
Gross margin	78%	78%	77%	77%
Onboarding:
Revenue	$833	$943	$1,721	$1,903
Cost of revenue	(2,075)	(2,032)	(4,067)	(3,864)
Gross profit	$(1,242)	$(1,089)	$(2,346)	$(1,961)
Gross margin	(149)%	(115)%	(136)%	(103)%
Phone Hardware:
Revenue	$1,632	$1,130	$3,138	$2,251
Cost of revenue(1)	(1,854)	(1,734)	(3,645)	(3,552)
Gross profit(1)	$(222)	$(604)	$(507)	$(1,301)
Gross margin	(14)%	(53)%	(16)%	(58)%
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
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with PMS and EHRs, which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, trade shows and industry events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location.
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

In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our enhanced Weave platform to multi-location organizations and effectively retain them. In May 2025, we completed the acquisition of Vidurama, Inc. ("TrueLark”), which is an AI-powered workflow automation platform that enables 24/7 online scheduling, missed call response, and marketing lead conversion. Historically, TrueLark has been sold predominately to multi-location small and medium-sized businesses. This solution is complimentary to Weave and may be sold independently. TrueLark provides an additional opportunity for Weave to expand our customer based among medium-sized businesses.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases, and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system as part of the platform at each of our customers improves retention and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have released additional add-on products in recent years, such as Bulk Texting, Forms and Call Intelligence, which we are increasingly successful at cross-selling to our customer base. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases, and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of phone hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% for each of the three months ended June 30, 2025 and 2024, respectively, and 77% for each of the six months ended June 30, 2025 and 2024.
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
Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on phone hardware provided to customers. The majority of these subscription arrangements have contractual month-to-month terms, with a small minority portion having contractual terms of 1-3 years. Subscription and phone hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of June 30, 2025 and 2024, approximately 31% and 40% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are reported in deferred revenue on the Company’s condensed consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs, amortization of finance lease right-of-use assets on phone hardware provided to customers, fees and revenue shares to application providers, voice connectivity and messaging fees, and amortization of internal-use software development costs and acquired technology. Indirect costs include personnel-related expenses, such as salaries, benefits, bonuses and stock-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense. Our acquired technology is measured at its estimated fair value and amortized over its estimated useful life, which is five years.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, sales commissions, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit, which is determined to be three years. In addition to personnel-related expenses, marketing expenses consist of lead-generating and other advertising activities, as well as the cost of traveling to and attending trade shows. Sales and marketing expenses also include acquisition-related amortization expenses. Our acquired customer relationships and trade names are measured at their fair values and amortized over their estimated useful lives, which are seven years.
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
We expect that our research and development expenses will increase as our business grows, particularly as we incur additional costs related to continued investments in our platform and products. However, we expect that our research and development expenses will remain consistent as a percentage of our revenue over time, although there may be fluctuations from period to period. In addition, research and development expenses that qualify as internal-use software development costs are capitalized and the amount capitalized may fluctuate significantly from period to period.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Historically, our U.S. operations have generated taxable losses, and as a result, we have maintained a full valuation allowance against our domestic net deferred tax assets, including, net operating loss carryforwards.
During the three months ended June 30, 2025, we recorded an income tax benefit of $1.1 million, compared to income tax expense of $0.1 million for the three months ended June 30, 2024. The benefit was primarily attributable to the discrete release of a portion of the valuation allowance in connection with the recognition of a deferred tax liability arising from a stock acquisition completed during the quarter. This deferred tax liability, which relates primarily to intangible assets acquired in the transaction, provided objectively verifiable positive evidence of future taxable income under ASC 740.
We continue to maintain a full valuation allowance on our remaining domestic deferred tax assets and reassess the need for this allowance on a quarterly basis, considering all available positive and negative evidence.
Key Business Metrics
In addition to our financial information that is presented in accordance with the generally accepted accounting principles in the U.S. (“U.S. GAAP”), we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These metrics exclude the impact of TrueLark subsequent to acquisition.

	June 30,
	2025	2024
Dollar-based net retention rate	96%	97%
Dollar-based gross retention rate	90%	92%
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$58,470	$50,586	$114,279	$97,759
Cost of revenue (1) (3)	16,519	14,462	32,383	28,648
Gross profit	41,951	36,124	81,896	69,111

Operating expenses:
Sales and marketing (1) (3)	25,245	21,889	48,771	41,519
Research and development (1) (2)	11,988	9,958	23,141	19,603
General and administrative (1) (2)	14,904	13,532	29,490	25,399
Total operating expenses	52,137	45,379	101,402	86,521
Loss from operations	(10,186)	(9,255)	(19,506)	(17,410)

Other income (expense):
Interest income	435	432	898	852
Interest expense	(537)	(399)	(934)	(718)
Other income (expense), net	471	721	971	1,586
Loss before income taxes	(9,817)	(8,501)	(18,571)	(15,690)
Provision for income taxes	1,106	(52)	1,035	(66)
Net loss	$(8,711)	$(8,553)	$(17,536)	$(15,756)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$215	$244	$500	$483
Sales and marketing	1,951	1,696	3,792	2,847
Research and development	3,018	2,178	5,380	4,076
General and administrative	4,068	4,173	8,565	7,657
Total stock-based compensation	$9,252	$8,291	$18,237	$15,063
See Note 11 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.
(2)Includes acquisition transaction costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Research and development	93	—	97	—
General and administrative	754	—	1,124	—
Total acquisition transaction costs	$847	$—	$1,221	$—
(3)Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	105	—	105	—
Sales and marketing	51	—	51	—
Total amortization of intangibles	$156	$—	$156	$—

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	28	29	28	29
Gross margin	72	71	72	71

Operating expenses:
Sales and marketing	43	43	43	42
Research and development	21	20	20	20
General and administrative	25	27	26	26
Total operating expenses	89	90	89	89
Loss from operations	(17)	(18)	(17)	(18)

Other income (expense):
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	1	1	1	2
Loss before income taxes	(17)	(17)	(16)	(16)
Provision for income taxes	2	—	1	—
Net loss	(15)%	(17)%	(15)%	(16)%
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Revenue	$58,470	$50,586	$7,884	16%
Revenue increased by $7.9 million, or 16%, compared to the three months ended June 30, 2024. Of the total increase, approximately $7.2 million, or 92%, was attributable to new customer locations acquired during the 12 months subsequent to June 30, 2024. Approximately $0.7 million, or 8%, of the increase was attributable to existing customer locations under subscription as of June 30, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$16,519	$14,462	$2,057	14%
Gross margin	72%	71%
The increase in cost of revenue was due primarily to an increase of $1.3 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs, fees paid to application providers, and connectivity and messaging costs. In addition, there was an increase of $0.5 million in personnel-related costs, particularly related to merit increases and new hires, an increase of $0.1 million in computer and office supplies, and and increase of $0.1 million related to the amortization of acquisition-related intangible assets.
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
Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$25,245	$21,889	$3,356	15%
The increase in sales and marketing expenses was attributable in part to an increase of $2.4 million in personnel-related expenses, driven largely by salary and commission plan adjustments and increased average headcount, which together caused approximately $2.1 million of the increase. The remaining $0.3 million increase of personnel-related expenses was due to stock-based compensation for grants to new and existing employees and executives. We also increased demand generation expenses by $0.8 million, particularly with our digital media, partner marketing, and influencer marketing efforts. In addition, we incurred a $0.2 million increase in overhead allocation due to an increase in headcount.
Research and Development

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Research and development	$11,988	$9,958	$2,030	20%
The increase in research and development expenses was due to an increase of $2.0 million in personnel-related expenses, largely from increased salary expenses of $1.1 million due to increased headcount and salary increases, and additional stock-based compensation expense of $0.9 million related to grants to new and existing employees.
General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
General and administrative	$14,904	$13,532	$1,372	10%
The increase in general and administrative expenses was primarily due to a $0.8 million increase in personnel-related expenses, particularly from increased salary expenses of $0.9 million due to increased headcount and salary increases for existing employees, offset by decreased stock-based compensation expense of $0.1 million related to the vesting of previously-granted awards. We also experienced an increase of $0.7 million related to professional services fees, approximately $0.5 million of which were incurred in connection with the acquisition of TrueLark. Finally, we experienced an increase in office supplies expense of approximately $0.1 million, which was offset by a decrease of bad debt expense of approximately $0.3 million.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Interest income	$435	$432
Interest expense	(537)	(399)
Other income, net	471	721
Total other income (expense), net	$369	$754	$(385)	(51)%
The decrease in other income (expense), net is largely due to decreased realized gains on our short-term investments due to a lower average daily balance over the period, as a result of assets used to fund the TrueLark acquisition, and, to a lesser extent, a decrease in average interest rates over the period.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Revenue	$114,279	$97,759	$16,520	17%
Revenue increased by $16,520, or 17%, compared to the three months ended June 30, 2025. Of the total increase, approximately $13.5 million, or 82%, was attributable to new customer locations acquired during the 12 months subsequent to June 30, 2024. Approximately $3.0 million, or 18%, of the increase was attributable to existing customer locations under subscription as of June 30, 2024.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$32,383	$28,648	$3,735	13%
Gross margin	72%	71%
The increase in cost of revenue was primarily due to a $2.6 million increase in direct costs to support customer usage, particularly with telecommunications connectivity costs, credit card processing fees, and cloud infrastructure costs. We also experienced a $1.0 million increase in personnel-related costs from our customer support and onboarding functions, and a $0.1 million increase in costs related to the amortization of acquisition-related intangible assets. Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was driven by the same factors discussed above under “Comparison of the Three Months Ended June 30, 2025 and 2024—Cost of Revenue and Gross Margin."
Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$48,771	$41,519	$7,252	17%
The increase in sales and marketing expenses was primarily attributable to a $4.5 million increase in personnel-related expenses, including increases in stock-based compensation and commission/bonus incentives, largely due to an increase in headcount and salary adjustments. In addition, demand generation expenses increased by $2.4 million driven by our influencer marketing efforts and partnerships. We also incurred $0.2 million in additional travel and event-related costs due to increased in-person attendance at trade shows and $0.2 million in office supplies and equipment.
Research and Development

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Research and Development	$23,141	$19,603	$3,538	18%
The increase in research and development expenses was due to an increase of $3.6 million in personnel-related expenses, largely from increased salary expenses of $2.2 million due to increased headcount and salary increases, and additional stock-based compensation expense of $1.4 million related to grants to new and existing employees.
General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
General and administrative	$29,490	$25,399	$4,091	16%
The increase in general and administrative expenses was primarily due to a $2.8 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. In addition, professional fees increased by approximately $1.4 million, with $1.1 million of this increase attributable to one-time costs associated with the acquisition of TrueLark. These increases were partially offset by a $0.1 million decrease in our director and officer liability insurance premiums.
Interest Expense and Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Interest income	$898	$852
Interest expense	(934)	(718)
Other income, net	971	1,586
Total other income (expense), net	$935	$1,720	$(785)	(46)%

The increase in interest expense over the period is driven primarily by an increase in the number of finance leases of phone hardware. The decrease in other income (expense), net is largely due to decreased realized gains on our short-term investments due to a lower average daily balance over the period, as a result of assets being used to fund the TrueLark acquisition, and, to a lesser extent, a decrease in average interest rates over the period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$5,445	$22,676	$5,226	$2,975
Net cash (used in) provided by investing activities	(12,385)	3,384	(10,127)	9,515
Net cash used in financing activities	(1,805)	(5,010)	(2,030)	(11,587)
Free cash flow	4,478	21,217	3,416	698
Net cash used in operating activities as a percentage of revenue	9%	45%	5%	3%
Net loss	(8,711)	(8,553)	(17,536)	(15,756)
Adjusted EBITDA	$1,059	$5	$2,079	$(353)
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
Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, income tax benefit (expense), depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and we do not adjust for amortization of finance lease right-of-use assets on phone hardware provided to our customers. Our amortization adjustment includes the amortization of capitalized costs from both internal-use software development and cloud computing arrangements. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item, acquisition transaction costs, which we believe are not reflective of ongoing results of operations in the period incurred and not directly related to the operation of our business, and amortization of acquisition-related intangible assets. Although we exclude the amortization of acquisition-related intangible assets from the non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets.
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation expense, acquisition transaction costs, and amortization of acquisition-related intangible assets. Therefore, Adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs that will continue for the foreseeable future. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$58,470	$50,586	$114,279	$97,759

Net cash provided by operating activities	$5,445	$22,676	$5,226	$2,975
Less: Purchase of property and equipment	(544)	(741)	(988)	(1,254)
Less: Capitalized internal-use software	(423)	(718)	(822)	(1,023)
Free cash flow	$4,478	$21,217	$3,416	$698
Net cash (used in) provided by investing activities	$(12,385)	$3,384	$(10,127)	$9,515
Net cash used in financing activities	$(1,805)	$(5,010)	$(2,030)	$(11,587)
Net cash provided by operating activities as a percentage of revenue	9%	45%	5%	3%
Free cash flow margin	8%	42%	3%	1%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(8,711)	$(8,553)	$(17,536)	$(15,756)
Interest expense	537	399	934	718
Income tax benefit (expense)	(1,106)	52	(1,035)	66
Interest income	(435)	(432)	(898)	(852)
Other income/expense, net	(471)	(721)	(971)	(1,586)
Depreciation(1)	520	581	1,031	1,190
Amortization(2)	470	388	940	804
Amortization of acquisition-related intangibles	156	—	156	—
Stock-based compensation	9,252	8,291	18,237	15,063
Acquisition transaction costs(3)	$847	$—	$1,221	$—
Adjusted EBITDA	$1,059	$5	$2,079	$(353)
______________
(1)    Does not include amortization of finance lease right-of-use assets on phone hardware provided to our customers.
(2)    Represents amortization of capitalized internal-use software and cloud computing costs.
(3)    Represents expenses incurred with third parties as part of the Company’s acquisition activity, including due diligence, closing, and post-closing integration activities.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $308.5 million as of June 30, 2025 and generally have generated negative cash flows from operations. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of June 30, 2025, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $44.7 million, as well as $33.2 million in other short-term investments comprised primarily of treasury and commercial paper instruments. In May of 2025, we completed the acquisition of TrueLark for a total consideration of $35.0 million, which included a cash payment of $25.0 million, subject to certain adjustments, that upon consummation reduced the cash, cash equivalents, and other short-term investments available to us by the same amount.
A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $39.3 million of deferred revenue recorded as a current liability as of June 30, 2025. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$5,226	$2,975
Net cash (used in) provided by investing activities	(10,127)	9,515
Net cash used in financing activities	(2,030)	(11,587)
Operating Activities
For the six months ended June 30, 2025, cash provided by operating activities was $5.2 million, primarily due to a net loss of $17.5 million, adjusted for net non-cash charges of $33.1 million and net cash outflows of $10.3 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were an $9.0 million increase in deferred contract costs comprised of sales commissions earned on bookings, a $1.4 million decrease in prepaid expenses, $2.7 million increase in accounts payable, a $0.5 million decrease in deferred revenue, and a $2.0 million decrease in operating lease liabilities. These amounts were partially offset by a $2.5 million increase in accrued liabilities.
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
Investing Activities
Cash used in investing activities for the six months ended June 30, 2025 was $10.1 million, due to $30.5 million in short-term investment maturities, partially offset by $15.5 million in purchases of short-term investments. Additional investing cash flow activities included $1.0 million of furniture and equipment additions and $0.8 million in personnel-related costs capitalized as internal-use software development, and $23.3 million of business acquisitions, net of cash acquired.
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
Financing Activities
Cash used in financing activities for the six months ended June 30, 2025 was $2.0 million, primarily due to principal payments on finance lease obligations of $3.6 million. These outflows were partially offset by cash proceeds of $1.1 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.5 million.
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
Contractual Obligations and Commitments
During the six months ended June 30, 2025, we acquired $4.3 million of additional right of use assets through new finance lease obligations.
Other than the new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our unaudited condensed consolidated financial statements as of June 30, 2025.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, matures in August 2027. Amounts outstanding on the line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. The Company is required to pay an annual fee of $0.1 million beginning on the effective date of the July 2025 Amendment. The line of credit is collateralized by substantially all of the Company’s assets. The August 2021 Agreement, as amended, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100 million, we must at all times thereafter maintain a consolidated minimum $20 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of EBITDA, as adjusted for stock-based compensation and changes in our deferred revenue. We did not take any advances on the line of credit in the three or six months ended June 30, 2025. As of June 30, 2025, there was no outstanding balance on the line of credit, the full $50.0 million capacity was available for borrowing, and we were in compliance with all SVB loan covenants.
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
For information on our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. There have been no material changes to our critical accounting estimates as compared those disclosed in our 2024 Form 10-K except those disclosed in Note 2 to our condensed consolidated financial statements.

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
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of June 30, 2025, our exposure to market risk has not changed materially since December 31, 2024. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our revenue was $204.3 million and $170.5 million during the years ended December 31, 2024 and 2023, respectively, and $114.3 million for the six months ended June 30, 2025 compared with $97.8 million for the six months ended June 30 2024. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations to India and the Philippines over the last three years.
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
We have incurred net losses in each year since our inception, including net losses of $28.3 million and $31.0 million in 2024 and 2023, respectively, and a net loss of $17.5 million for the six months ended June 30, 2025. We had an accumulated deficit of $308.5 million as of June 30, 2025. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods. You should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
•increases in fees from integration partners, such as PMS and EHR providers;
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
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company, platform and products are critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products and support, our ability to successfully integrate our platform with a broad range of PMS and EHR systems, and our ability to successfully differentiate our platform and products from competing offerings. Our brand promotion activities may not be successful or yield increased revenue.
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
As part of our growth strategy, we are endeavoring to increase the depth and breadth of integrations of our platform with other third-party systems, including PMS and EHR platforms, and we may not be successful in developing integrations or negotiating integration agreements on terms favorable to us. If we are not able to create integrations with other providers of systems or software used by our customers, the attractiveness of our products to customers may be diminished. In addition, any delay in creating integrations with providers of systems or software used by our customers or potential customers could delay or impair our ability to enter new healthcare vertical markets or enhance the functionality of our platform and products, and reduce their competitiveness. Any such delay could adversely affect our business.
The market in which we participate is highly competitive, and if we do not compete effectively, our business, results of operations and financial condition would be harmed.
The market for our platform and products is evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, CRM, PMS and EHR platforms, analytics and reviews management, that potential customers may already use to manage their practices and in which they have made significant investments.
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
If we do not continue to enhance our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition would be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing platform and products, increase adoption and usage of our products and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, overall market acceptance, ease of use of the new product and trained customer support personnel who can assist customers with the new product. Enhancements and new products that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts. In addition, adoption of new products or enhancements may put additional strain on our customer support and success teams, which could require us to make additional expenditures related to further hiring and training. We have invested in and may in the future invest in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We have made and may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. If we are unable to successfully enhance our existing platform and products to meet evolving customer requirements, increase adoption and usage of our products or develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
Our ability to provide effective customer service and support may be adversely affected by a variety of factors. We may be unable to respond quickly enough to accommodate short term increases in demand for service and support from our customer support and success teams. Approximately one fifth of our current customer service and support staff has been employed with us for less than one year and therefore may be less familiar with our platform and products than our more tenured employees. In addition, as we add functionality to our platform or as customers begin to increase the ways in which they use our platform or products, customer service needs may become more time-consuming to meet. If our customers are not satisfied with the level of customer support we provide, they may stop using our platform or may not subscribe to additional products we offer. In addition, to improve our level of customer support and service and to meet increased customer demand for support, we may need to devote additional resources to hiring and training personnel, which will increase our costs and without additional corresponding revenue, could adversely affect our business, results of operations and financial condition.
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
We continue to incorporate additional AI solutions and features into our platform and our business, including through our recent acquisition of TrueLark, an AI-powered receptionist and front-desk automation platform provider, and these solutions and features may become more important to our operations or to our future growth over time. However, there can be no assurance that we will realize the desired or anticipated benefits from AI and related investments. Our investments in AI solutions and features, including as a result of or in connection with our TrueLark acquisition, may negatively impact our cost of revenue and gross margins until we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. For example, in May 2025, we closed our acquisition of TrueLark. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. The process of integrating any acquired businesses and technology can create unforeseen operating difficulties or unforeseen expenditures, including those arising from the following:
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
We currently market our platform and products only in the U.S. and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of June 30, 2025 had approximately 100 employees in India to further our engineering and administrative operations. Additionally, in 2023 we began utilizing resources in the Philippines to supplement our customer support operations and in 2024 we expanded resources in the Philippines to supplement our revenue operations organization.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in March 2024, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of June 30, 2025, and for the period then ending, we had no outstanding borrowings under this loan and security agreement.
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
Our ability to use our net operating losses (“NOLs”), to offset future taxable income may be subject to certain limitations
As of December 31, 2024, we had NOL carryforwards for federal and state income tax purposes of $207.4 million and $154.9 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in 2034 for federal purposes and 2025 for state purposes if not utilized. U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
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
Any common stock that we issue under our existing equity incentive plans or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by our other equity holders. Also, we have issued and may in the future issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our common stock.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned in excess of 25.0% of our total shares outstanding as of June 30, 2025. As a result, these stockholders, acting together, may influence our management and affairs and the outcome of votes on matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
On June 9, 2025, Erin Goodsell, our Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Goodsell’s trading plan provides for the sale of up to 219,680 shares. Ms. Goodsell’s trading plan is scheduled to terminate on the earlier of August 21, 2026 or when all shares are sold under the plan, subject to early termination for certain specified events set forth therein. The trading plan complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in June 2025.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: August 7, 2025	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Jason Christiansen
Jason Christiansen
Chief Financial Officer
(Principal Financial Officer)