Form 10-Q
period 2025-09-30
Weave Communications, Inc.
filed 2025-11-06
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of November 3, 2025, the registrant had 78,025,757 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its wholly-owned subsidiaries Weave Communications Canada, Inc., Weave Communications India Private Limited, Vidurama, Inc., and Vidurama Solutions Private Limited.
You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$64,394	$51,596
Short-term investments	15,897	47,534
Accounts receivable, net	4,283	3,743
Deferred contract costs, net	12,934	11,568
Prepaid expenses and other current assets	5,443	6,298
Total current assets	102,951	120,739
Non-current assets:
Property and equipment, net	8,834	8,443
Operating lease right-of-use assets	34,557	37,516
Finance lease right-of-use assets	10,664	10,650
Deferred contract costs, net, less current portion	10,794	9,487
Intangible assets, net	7,482	—
Goodwill	29,465	—
Other non-current assets	1,716	2,091
TOTAL ASSETS	$206,463	$188,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,123	$8,276
Accrued liabilities and other	27,241	17,638
Deferred revenue	38,499	39,987
Current portion of operating lease liabilities	4,349	4,119
Current portion of finance lease liabilities	6,697	6,600
Total current liabilities	82,909	76,620
Non-current liabilities:
Other long-term liabilities	2,936	—
Operating lease liabilities, less current portion	35,657	38,961
Finance lease liabilities, less current portion	6,344	6,377
Total liabilities	127,846	121,958
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 77,990,452 and 73,225,253 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	396,121	358,549
Accumulated deficit	(317,217)	(291,013)
Accumulated other comprehensive loss	(287)	(568)
Total stockholders' equity	78,617	66,968
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$206,463	$188,926
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$61,342	$52,386	$175,621	$150,145
Cost of revenue	17,000	14,659	49,383	43,307
Gross profit	44,342	37,727	126,238	106,838
Operating expenses:
Sales and marketing	26,404	21,159	75,175	62,678
Research and development	13,121	9,868	36,262	29,471
General and administrative	13,761	13,330	43,251	38,729
Total operating expenses	53,286	44,357	154,688	130,878
Loss from operations	(8,944)	(6,630)	(28,450)	(24,040)
Other income (expense):
Interest income	447	520	1,345	1,372
Interest expense	(366)	(405)	(1,300)	(1,123)
Other income, net	277	692	1,248	2,278
Loss before income taxes	(8,586)	(5,823)	(27,157)	(21,513)
Income tax benefit (expense)	(82)	(56)	953	(122)
Net loss	$(8,668)	$(5,879)	$(26,204)	$(21,635)
Net loss per share - basic and diluted	$(0.11)	$(0.08)	$(0.35)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	77,338,906	72,007,727	75,684,733	71,253,586
Other comprehensive loss
Change in foreign currency translation, net of tax	(81)	55	267	(254)
Net unrealized gain on investments, net of tax	9	106	14	19
Total comprehensive loss	$(8,740)	$(5,718)	$(25,923)	$(21,870)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE - June 30, 2025	76,893,957	$—	$387,641	$(308,549)	$(215)	$78,877
Issuance of common shares from stock option exercises	100,169	—	234	—	—	234
Issuance of common shares from the employee stock purchase plan	129,687	—	859	—	—	859
Indemnification holdback shares related to the acquisition of Vidurama, Inc.	—	—	539	—	—	539
Vesting of restricted stock units	1,054,130	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(187,491)	—	(1,445)	—	—	(1,445)
Stock-based compensation	—	—	8,293	—	—	8,293
Foreign currency translation adjustments, net of tax	—	—	—	—	(81)	(81)
Net unrealized gain on investments	—	—	—	—	9	9
Net Loss	—	—	—	(8,668)	—	(8,668)
BALANCE - September 30, 2025	77,990,452	$—	$396,121	$(317,217)	$(287)	$78,617

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - June 30, 2024	71,682,267	$—	$348,532	$(278,423)	$(286)	$69,823
Issuance of common shares from stock option exercises	41,112	—	193	—	—	193
Issuance of common shares from the employee stock purchase plan	106,083	—	977	—	—	977
Vesting of restricted stock units	1,113,289	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(425,070)	—	(4,461)	—	—	(4,461)
Stock-based compensation	—	—	8,022	—	—	8,022
Foreign currency translation adjustments, net of tax	—	—	—	—	55	55
Net unrealized loss on investments	—	—	—	—	106	106
Net loss	—	—	—	(5,879)	—	(5,879)
BALANCE - September 30, 2024	72,517,681	$—	$353,263	$(284,302)	$(125)	$68,836
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2024	73,225,253	$—	$358,549	$(291,013)	$(568)	$66,968
Issuance of common shares from stock option exercises	219,623	—	749	—	—	749
Issuance of common shares from the employee stock purchase plan	248,252	—	1,970	—	—	1,970
Issuance of common shares upon the acquisition of Vidurama, Inc.	928,691	—	10,041	—	—	10,041
Indemnification holdback shares related to the acquisition of Vidurama, Inc.	—	—	539	—	—	539
Issuance costs	—	—	(26)	—	—	(26)
Vesting of restricted stock units	3,559,621	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(190,988)	—	(1,488)	—	—	(1,488)
Stock-based compensation	—	—	25,787	—	—	25,787
Foreign currency translation adjustments, net of tax	—	—	—	—	267	267
Net unrealized gain on investments	—	—	—	—	14	14
Net loss	—	—	—	(26,204)	—	(26,204)
BALANCE - September 30, 2025	77,990,452	$—	$396,121	$(317,217)	$(287)	$78,617

	Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110	$78,957
Issuance of common shares from stock option exercises	134,005	—	550	—	—	550
Issuance of common shares from the employee stock purchase plan	220,042	—	1,997	—	—	1,997
Vesting of restricted stock units	3,333,364	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(1,286,087)	—	(13,883)	—	—	(13,883)
Stock-based compensation	—	—	23,085	—	—	23,085
Foreign currency translation adjustments, net of tax	—	—	—	—	(254)	(254)
Net unrealized loss on investments	—	—	—	—	19	19
Net loss	—	—	—	(21,635)	—	(21,635)
BALANCE - September 30, 2024	72,517,681	$—	$353,263	$(284,302)	$(125)	$68,836
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,204)	$(21,635)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,602	8,670
Amortization of operating right-of-use assets	2,959	2,949
Amortization of intangible assets	518	—
Provision for credit losses	774	1,243
Amortization of deferred contract costs	10,943	9,992
Stock-based compensation, net of amount capitalized	28,159	23,085
Net accretion of discounts on short-term investments	(750)	(1,677)
Changes in operating assets and liabilities:
Accounts receivable	(1,207)	(6,096)
Deferred contract costs	(13,616)	(11,531)
Prepaid expenses and other assets	1,826	1,665
Accounts payable	(2,644)	2,465
Accrued liabilities	6,382	191
Operating lease liabilities	(3,074)	(2,963)
Deferred revenue	(1,373)	1,117
Net cash provided by operating activities	11,295	7,475
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	47,856	55,745
Purchases of short-term investments	(15,455)	(43,016)
Purchases of property and equipment	(1,267)	(1,802)
Capitalized internal-use software costs	(1,565)	(1,434)
Business acquisitions, net of cash acquired	(23,855)	—
Net cash provided by investing activities	5,714	9,493
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(5,416)	(5,285)
Proceeds from stock option exercises	749	550
Payments for taxes related to net share settlement of equity awards	(1,488)	(13,883)
Stock issuance costs	(26)	—
Proceeds from the employee stock purchase plan	1,970	1,997
Net cash used in financing activities	(4,211)	(16,621)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,798	347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,596	50,756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,394	$51,103
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,300	$1,123
Cash paid during the period for income taxes	$349	$122
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$135	$—
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$5,480	$5,247
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$149
Unrealized gain on short-term investments	$14	$19
Stock-based compensation included in capitalized software development costs	$281	$—
Equity issued as consideration in business combinations	$10,041	$—
Consideration withheld for indemnification liabilities related to business combinations	$1,789	$—

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of the Business
Weave Communications, Inc., with its wholly-owned subsidiaries (collectively, “Weave” or the “Company”), sells subscriptions to the Weave platform, a vertical Software-as-a-Service (“SaaS”) platform that delivers AI-powered patient engagement solutions for small and medium-sized healthcare practices. The Weave platform combines patient engagement, payments, and other operational software tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015 and its corporate headquarters are located in Lehi, UT.
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
The accompanying unaudited interim condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of stockholders' equity, statements of cash flows and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations are not necessarily indicative of the results to be expected for the full year or any other period.
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
Significant Accounting Policies
A summary of the Company’s significant accounting policies is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2025, aside from those outlined below.
Business Combinations
The Company accounts for acquisitions in accordance with the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The Company allocates the purchase price consideration associated with its acquisition to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. The allocation involves a number of assumptions, estimates, and judgments in determining fair value of the following:
•Intangible assets, including valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, and the Company’s assumed market share, as well as the estimated useful life of intangible assets;
•Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date; and
•Goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed.
The Company’s assumptions and estimates are based upon comparable market data and information obtained from Company management and the management of the acquired companies. These assumptions and estimates are used to value assets acquired and liabilities assumed, and to allocate goodwill to the reporting units of the business that are expected to benefit from the business combination. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. The Company may engage a valuation specialist to assist in the fair value measurement of assets acquired and liabilities assumed for each acquisition.
Intangible Assets
Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful life of the asset, which ranges from five to seven years.
When there are indicators of potential impairment, the Company evaluates recoverability of the carrying values of intangible assets by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the Company’s estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the asset exceeds the fair value of the asset. The Company did not incur any impairment charges during the periods presented.
Goodwill
Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not subject to amortization, but is tested annually for impairment within the Company’s fourth fiscal quarter using an October 1 measurement date or more frequently if there are indicators of impairment. The Company first performs a qualitative assessment to determine if it is more likely than not that its reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying value, the Company would bypass the quantitative impairment test. Management considers the following potential indicators of impairment: (1) significant underperformance relative to historical or projected future operating results; (2) significant changes in the Company’s use of acquired assets or the strategy of its overall business; (3) significant negative industry or economic trends; and (4) a significant decline in the Company’s stock price for a sustained period.
If the qualitative assessment is not conclusive, or if the Company elects to bypass the qualitative test, the Company quantitatively assesses the fair value of a reporting unit to test goodwill for impairment. The Company assesses the fair value of a reporting unit using a combination of discounted cash flow modeling and observable valuation multiples for comparable companies. The Company’s estimates are developed using assumptions that the Company believes are consistent with how a market participant would value its reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company records the excess amount as goodwill impairment, not to exceed the total amount of goodwill allocated to the reporting unit.
Weave operates under one reporting unit and, as a result, evaluates goodwill impairment based on its fair value as a whole. The Company did not recognize an impairment charge in any of the periods presented. The Company has no other intangible assets with indefinite useful lives.
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient when estimating expected credit losses on current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and should be adopted prospectively. The Company is currently evaluating the impact of ASU

2025-05 on its related disclosures, statements of operations and comprehensive loss, and balance sheets.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which updates the criteria for capitalization of internal-use software and the associated required disclosures. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027 and should be adopted prospectively with the option to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its related disclosures, statements of operations and comprehensive loss, and balance sheets.
As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies while it maintains emerging growth company status. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Beginning on December 31, 2026, or such earlier time that we are no longer an emerging growth company, the Company will no longer qualify for emerging growth company status; as such, future accounting pronouncements will be adopted in accordance with the adoption dates applicable to public companies.
3.Business Combinations
On May 16, 2025, Weave acquired all outstanding shares of Vidurama, Inc. (“TrueLark”), an AI-powered receptionist and front-desk automation platform provider for total consideration of $35.9 million. Total consideration includes $2.3 million which was held back for indemnification and working capital purposes; of this amount, $0.5 million cash was held back for a period of 90 days following the acquisition for working capital adjustments, and includes an increase of approximately $0.1 million from the previously reported initial estimate. The total obligation owed after the 90 day holdback period has been paid as of September 30, 2025. $1.6 million will be held back for a 12-month indemnification period, comprised of $0.5 million of the Company’s common stock, or 49,967 shares, and $1.1 million cash. These shares of common stock are considered outstanding for the purposes of calculating earnings per share (see Note 14) and the value of the shares is included in additional paid-in capital on the unaudited condensed consolidated balance sheets. The Company is entitled to retain $0.2 million of the remaining cash holdback for a period of six years in order to resolve all indemnification claims made during the allowable time period. The acquisition did not have a material effect on the Company’s revenue or earnings in the unaudited condensed consolidated statements of operations and comprehensive loss for the reporting periods presented, nor would the presentation of combined unaudited financial results on a pro-forma basis for the prior two years be material. The Company accounted for the acquisition as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the preliminary allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, of which the valuation of intangible assets is subject to finalization.

The preliminary allocation of the purchase price was as follows (in thousands):

Consideration transferred
Cash paid	$23,549
Equity issued	10,041
Holdback amount	2,325
Total purchase consideration	$35,915
Identifiable assets acquired
Cash	231
Accounts receivable	107
Prepaid expenses and other assets	597
Intangible assets: developed technology	4,300
Intangible assets: customer relationships	2,300
Intangible assets: trademarks and trade names	1,400
Total assets acquired	$8,935
Liabilities assumed
Accounts payable and accrued liabilities	2,333
Deferred revenue	152
Total liabilities assumed	$2,485
Goodwill	29,465
Total purchase consideration	$35,915
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill for an amount of $29.5 million as of September 30, 2025. The goodwill generated from the transaction is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce value. No amount of goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions using the income approach. Customer relationships were valued under the multiperiod excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible assets. Developed technology and trademarks and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated useful life of five years. Amortization of developed technology is included in cost of goods sold in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over an estimated useful life of seven years. The trade names acquired are amortized over its estimated useful life of seven years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Pursuant to the definitive agreement for the business combination, certain key TrueLark employees were granted performance-based restricted stock unit awards (“PRSUs”) that will vest upon TrueLark’s completion of certain revenue milestones in the first and second years following the acquisition, subject to the recipients’ continued employment with the Company through such dates. The recipients of these awards are eligible to receive two potential payouts of up to $5.0 million each, settled in up to 1,000,000 shares of the

Company’s common stock, on each of the last days of the month following the first and second anniversaries of the merger. Because these payouts are dependent on continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of September 30, 2025, the Company estimated the amount of the awards expected to vest under this agreement based upon its expectation of the level of achievement of the financial targets over the measurement period. These awards are deemed to be liability-classified, and are included in other long-term liabilities on the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized expense related to this agreement as follows on the unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Research and development	1,696	2,544
General and administrative	128	192
Total expense	$1,824	$2,736

4.Goodwill and Intangible Assets
Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2024	$—
Additions (Note 3)	29,465
Balance as of September 30, 2025	$29,465
Intangible Assets consisted of the following (in thousands):

	Weighted-Average	September 30, 2025
	Remaining Useful Life		Accumulated
		Gross	Amortization	Net
Trademarks and Trade Names	79 months	$1,400	$(75)	$1,325
Developed Technology	55 months	4,300	(320)	3,980
Customer Relationships	79 months	2,300	(123)	2,177
Total		$8,000	$(518)	$7,482
Amortization expense for intangible assets was $0.4 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. The Company did not own definite-lived intangible assets prior to 2025.

Based on the recorded intangible assets at September 30, 2025, estimated future amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2025	348
2026	1,381
2027	1,381
2028	1,381
2029	1,381
Thereafter	1,610
Total	7,482

5.Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers for all periods presented.
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $21.1 million and $20.8 million for the three months ended September 30, 2025 and 2024, respectively, and $38.3 million and $36.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Deferred Contract Costs
The Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $3.7 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively, and $10.9 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively, and is reflected in the sales and marketing line item on the unaudited condensed consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk, Significant Customers, and Provision for Credit Losses
There were no customers with revenue as a percentage of total revenue exceeding 10% for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, there were no customers with outstanding accounts receivable balances as a percentage of total accounts receivable greater than 10%.
The Company’s provision for credit losses was $0.8 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.

The table below outlines revenue for the Company’s recurring subscription (software and phone services) and payment processing services, as well as for its onboarding services, and phone hardware for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription and payment processing	$58,760	$50,375	$168,180	$143,980
Onboarding	821	845	2,542	2,748
Phone Hardware (embedded lease)	1,761	1,166	4,899	3,417
Total revenue	$61,342	$52,386	$175,621	$150,145
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$45,324	$—	$—	$45,324
Short-term investments
US government and agency securities	12,803	—		12,803
Commercial paper	—	3,094	—	3,094
Total	$58,127	$3,094	$—	$61,221
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
The following tables summarize the Company's short-term investments on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$12,796	$7	$—	$12,803
Commercial paper	3,094	—	—	3,094
Total	$15,890	$7	$—	$15,897

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$32,309	$23	$(9)	$32,323
Commercial paper	15,203	8	—	15,211
Total	$47,512	$31	$(9)	$47,534
The following tables summarize the Company’s cash and cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,070	$—	$—	$19,070
Cash equivalents
Money market funds	45,324	—	—	45,324
Total	$64,394	$—	$—	$64,394

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,888	$—	$—	$19,888
Cash equivalents
Money market funds	31,708	—	—	31,708
Total	$51,596	$—	$—	$51,596
As of September 30, 2025, the weighted-average remaining contractual maturities of available-for-sale securities was approximately twenty-seven days.
No available-for-sale securities held as of September 30, 2025 have been in a continuous unrealized loss position for more than twelve months. As of September 30, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are scheduled to mature within one year from the balance sheet date.

For the three and nine months ended September 30, 2025 and 2024, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding gains and losses have been included in accumulated other comprehensive loss on the unaudited condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, the Company had no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Realized gains, consisting of discount accretion, for the three months ended September 30, 2025 and 2024 were $0.2 million and $0.5 million, respectively, and $0.8 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.
7.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Office equipment	$3,684	$6,626
Office furniture	5,644	5,670
Leasehold improvements	2,810	2,763
Capitalized internal-use software	8,905	7,059
Payment terminals	2,579	2,308
Property and equipment, gross	23,622	24,426
Less accumulated depreciation and amortization	(14,788)	(15,983)
Property and equipment, net	$8,834	$8,443
Depreciation and amortization expense on property and equipment (excluding amortization on operating right-of-use (“ROU”) assets) was $2.9 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and $8.6 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively. Of this expense, $1.9 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $5.5 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively, was related to phone hardware finance ROU assets (see also Note 8) and has been included in cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. Of the remaining depreciation and amortization expense, $0.5 million was included in cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive loss for each of the three months ended September 30, 2025 and 2024, and $1.6 million was included in cost of revenue for each of the nine months ended September 30, 2025 and 2024, respectively. $0.5 million was recorded in operating expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for each of the three months ended September 30, 2025 and 2024, and $1.5 million and $1.8 million was recorded in operating expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025 and 2024, respectively.
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

Lease expense and other information for the periods presented consisted of the following (in thousands, except terms and rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,852	$1,714	$5,488	$5,264
Interest on lease liabilities	356	344	1,067	992
Operating lease expense	1,386	1,423	4,157	4,268
Short-term lease expense	8	11	29	31
Variable lease expense	125	92	353	209
Total lease expense	$3,727	$3,584	$11,094	$10,764

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$356	$344	$1,067	$992
Financing cash outflow from finance leases	$1,829	$1,743	$5,416	$5,285
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$1,138	$1,671	$5,480	$5,247
Operating leases:
Operating cash outflow from operating leases	$1,428	$1,430	$4,273	$4,291
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$—	$—	$149

Other information as of September 30, 2025
Finance leases:
Weighted-average remaining lease term (years)	1.8
Weighted-average discount rate	10.8%
Operating leases:
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters under a non-cancelable operating lease agreement which expires in January 2033. Though the Company will consider renewal options on its lease as it nears expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of September 30, 2025. The rate implicit in the Company’s operating lease is not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. The office space lease agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient on not separating lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC Topic 842, Leases.
Total rent expense for office space leases was $1.4 million for each of the three months ended September 30, 2025 and 2024, and $4.2 million for each of the nine months ended September 30, 2025 and 2024, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of September 30, 2025 are as follows (in thousands):

Years ending December 31,
Remainder of 2025	$1,428
2026	5,843
2027	5,989
2028	6,139
2029	6,292
Thereafter	20,403
Total	46,094
Less: imputed interest	(6,088)
Present value of operating lease obligations	$40,006
The Company as the Lessor
The Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. In April 2023, the Company entered into a Sublease Agreement for the fourth floor of its corporate headquarters in Lehi, Utah. These revenues are included in other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss.
The Company reported revenues associated with these leases for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Phone hardware revenue	$1,761	$1,166	$4,899	$3,417
Sublease revenue	219	219	658	658
Total	$1,980	$1,385	$5,557	$4,075
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of September 30, 2025, the Company had 90 executed and active lease agreements for phone hardware with maturity dates ranging from October 2025 to September 2028. As of September 30, 2025, the gross value of phone hardware acquired under these finance leases approximated $21.7 million. Amortization expense on finance-leased phone hardware was $1.9 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $5.5 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in the depreciation expense on the unaudited condensed consolidated statements of operations and comprehensive loss referenced in Note 7.

Future minimum lease payments for the Company’s finance leases as of September 30, 2025 were as follows (in thousands):

Years ending December 31,
Remainder of 2025	$2,333
2026	6,761
2027	4,138
2028	1,341
Thereafter	—
Total	14,573
Less: amounts representing interest	(1,532)
Present value of finance lease obligations	$13,041
9.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three and nine months ended September 30, 2025, the Company recorded a tax expense of $0.1 million and a tax benefit of $1.0 million, respectively, compared to a tax expense of $0.1 million for each of the three and nine months ended September 30, 2024. The effective tax rate was (1.0)% for each of the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the effective tax rates were 3.51% and (0.57)%, respectively.
The tax expense for the three months ended September 30, 2025, primarily reflects ordinary course foreign income taxes. The tax benefit for the nine months ended September 30, 2025, was primarily attributable to a discrete release of a portion of the valuation allowance on deferred tax assets, totaling $1.3 million recorded in the second fiscal quarter of 2025. This release was supported by the recognition of a deferred tax liability associated with a stock acquisition completed during that quarter. The deferred tax liability arose primarily from the fair value of identifiable intangible assets acquired and is expected to reverse over a seven-year period. The liability serves as objectively verifiable positive evidence of future taxable income under ASC 740, supporting partial realization of existing deferred tax assets.
The Company continues to maintain a full valuation allowance on its remaining U.S. deferred tax assets. The valuation allowance is reassessed on a quarterly basis, considering all available positive and negative evidence, including cumulative operating results, projections of future taxable income, and feasible tax planning strategies. The partial release in the second fiscal quarter of 2025 does not alter the Company’s overall conclusion that realization of the remaining deferred tax assets is not more likely than not, and the Company’s valuation allowance position remains consistent with conclusions established in the second fiscal quarter of 2025.
The Company had no material uncertain tax positions and no significant changes to its unrecognized tax benefits during the three and nine months ended September 30, 2025. No interest or penalties related to uncertain tax positions were accrued or recognized in income tax expense for the period.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The Company has evaluated the provisions of the new legislation and determined there was no material impact on the Company’s income tax provision for the three and nine months ended September 30, 2025.
10.Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, maintained a total borrowing capacity up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. The Company is required to pay a recurring annual fee of $0.1 million beginning in July 2026, on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by substantially all of the Company’s assets. The July 2025 Amendment included setting earnings before interest, taxes, depreciation, and amortization, as adjusted for stock-based compensation expense and changes in its deferred revenue balances (“Adjusted EBITDA”) as the financial covenants of the Company for the 2025 fiscal year. The July 2025 Amendment includes financial covenants requiring that, at any time, if the Company’s total unrestricted cash and cash equivalents held at SVB, plus the Company’s short-term investments managed by SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of Adjusted EBITDA. The Company was in compliance with all debt covenants for the three and nine months ended September 30, 2025 and the year ended December 31, 2024. As of September 30, 2025, the Company had no outstanding borrowings under its revolving line of credit.
11. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$200	$237	$700	$720
Sales and marketing	1,983	1,758	5,775	4,605
Research and development	4,162	1,848	9,542	5,924
General and administrative	3,577	4,179	12,142	11,836
Total	$9,922	$8,022	$28,159	$23,085
Equity Incentive Plan
In November 2021, in connection with the Company’s initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. In addition to shares remaining available for issuance under a prior plan and shares subject to awards under the prior plan that may return to the 2021 EIP, the Company reserved 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the board of directors of the Company (the “Board”), subject to a maximum amount. In the first fiscal quarters of 2025 and 2024, the Board reserved an additional 3.7 million and 3.5 million common shares, respectively, for future issuance under the 2021 EIP.
In March 2023, the Company adopted the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved an additional 7.0 million shares of common stock for future issuance.
Stock-based compensation expense related to the 2021 EIP and the Inducement Plan was $9.7 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively, and $27.5 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Stock Options

Most stock options have a four-year vesting schedule with a one-year cliff and are classified as incentive stock options (“ISOs”). Some stock options have been granted in lieu of bonuses and have expedited two- or three-year vesting schedules. All awards vest based on service conditions.
There was no unrecognized stock-based compensation expense related to outstanding stock options as of September 30, 2025, compared to $1.0 million as of September 30, 2024. Stock-based compensation expense is recognized on a straight-line basis over the remaining weighted-average vesting periods. As of September 30, 2025, all stock options had fully vested, and as of September 30, 2024 the weighted-average vesting period approximated 0.69 years.
Stock option activity was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,461,110	$4.01	4.54	$17,408
Exercisable as of December 31, 2024	1,400,993	$3.88	4.46	$16,866

Exercised	(86,212)	$4.35
Outstanding as of March 31, 2025	1,374,898	$3.98	4.53	$9,630
Exercisable as of March 31, 2025	1,325,547	$3.91	4.49	$9,513

Exercised	(33,242)	$4.19
Forfeited and expired	(2,913)	$7.00
Outstanding as of June 30, 2025	1,338,743	$3.97	3.83	$5,823
Exercisable as of June 30. 2025	1,330,134	$3.95	3.82	$5,812

Granted	—	$—
Exercised	(100,169)	$2.42
Forfeited and expired	(655)	$6.02
Outstanding as of September 30, 2025	1,237,919	$4.09	3.49	$3,333
Exercisable as of September 30, 2025	1,237,919	$4.09	3.49	$3,333
The aggregate intrinsic value of stock options exercised is outlined in the table above. The intrinsic value represents the excess of the estimated fair value of the Company’s common stock on the date of exercise over the exercise price of each stock option.
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award. The fair value of the awards is fixed at the grant date and amortized over the remaining service period. The Company uses the Black-Scholes model to estimate the value of its stock options issued under the 2021 EIP. Management reviews stock option grants and determines whether further valuation adjustments are appropriate based on recent company performance and/or changes in market conditions. The volatility assumed in the estimate was based on comparable publicly traded companies in the same industry and considers the expected term calculated by the Company. The expected term of the options was derived from a simplified method which estimated the term based on an averaging of the vesting period and contractual term of the stock option grant. The risk-free rate utilized was the average of the five- and seven-year U.S. Treasury yields as the estimated expected term for stock options approximated 6 years. The Company has no plans to declare dividends in the foreseeable future.
Restricted Stock Units
RSUs granted under the 2021 EIP and the Inducement Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three years. As of September 30, 2025, a total of 147,234 RSUs are outstanding that were issued to non-employee directors that have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. A total of 43,747 RSUs are outstanding that were issued to non-employee directors that have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years.The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,675,938	$8.93

Granted	1,496,600	$12.06
Vested	(1,486,607)	$8.40
Forfeited	(174,496)	$9.55
Outstanding as of March 31, 2025	6,511,435	$9.75

Granted	989,925	$9.39
Vested	(1,018,884)	$7.07
Forfeited	(284,629)	$10.37
Outstanding as of June 30, 2025	6,197,847	$10.10

Granted	1,498,285	$7.74
Vested	(1,054,130)	$8.40
Forfeited	(138,829)	$9.87
Outstanding as of September 30, 2025	6,503,173	$9.84
The total fair value of RSUs that vested during the three months ended September 30, 2025 and 2024 was $8.8 million and $7.3 million, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2025 and 2024 was $28.6 million and $19.6 million, respectively.
As of September 30, 2025, there was $56.4 million of unrecognized stock-based compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
In connection with the acquisition of TrueLark, the Company granted PRSUs to key TrueLark employees that vest based on the achievement of certain service- and revenue-based conditions. Refer to Note 3 above for further discussion.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the Company’s IPO. As of September 30, 2025 and December 31, 2024, 4,034,053 and 3,301,800 shares were reserved for issuance, and 925,887 and 677,635 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors. In the first fiscal quarter of 2025, the Board reserved an additional 732,253 common shares for issuance under the ESPP.

The 2021 ESPP provides for six-month offering periods, which have historically begun February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. Beginning with the second offering period of fiscal year 2025, the six-month offering periods will begin on February 24 and August 24 of each year.
During each of the three months ended September 30, 2025 and 2024, the Company recognized $0.2 million of stock-based compensation expense related to the ESPP. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.6 million and $0.7 million of stock-based compensation expense related to the ESPP, respectively. As of September 30, 2025 and December 31, 2024, $0.4 million and $1.0 million in ESPP employee payroll contributions are included within accrued liabilities and other on the unaudited condensed consolidated balance sheets, respectively. As of September 30, 2025, total unrecognized compensation expense related to the ESPP was $0.4 million, which will be amortized over the remaining offering period through February 23, 2026.
12.Related Party Transactions
Apart from payments pursuant to the Company’s non-employee director compensation program, there were no related-party transactions during the three and nine months ended September 30, 2025 and 2024.
13.Commitments and Contingencies
Legal Matters
As of September 30, 2025, and through the issuance date of these unaudited condensed consolidated financial statements, the Company is not involved in any legal proceedings that it believes could have a material adverse effect on its business, financial condition or results of operations.
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of September 30, 2025.
14. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,668)	$(5,879)	$(26,204)	$(21,635)
Denominator:
Weighted-average common shares outstanding - basic and diluted	77,338,906	72,007,727	75,684,733	71,253,586
Net loss per share
Net loss per share, basic and diluted	$(0.11)	$(0.08)	$(0.35)	$(0.30)
The following potentially outstanding common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	September 30, 2025	September 30, 2024
Options to purchase common stock	1,237,919	1,657,703
Number of shares issuable from ESPP	79,103	133,841
Performance-based restricted stock unit awards	1,000,000	—
Restricted stock units	6,503,173	7,444,074
Total	8,820,195	9,235,618
15. Segment Reporting
The Company has one reportable segment: Weave platform. The Weave platform segment provides communications and payments services to customers under SaaS arrangements. The Company derives revenue exclusively in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner.
The Company’s CEO, who is also the CODM, reviews operating results using consolidated net loss as the measure of segment profitability. The CODM considers budget-to-actual variances on a monthly basis for this profit measure when making decisions about allocating capital and personnel. Significant expense categories regularly provided to the CODM include the consolidated functional expense categories reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, as well as those presented below. Asset information is not presented because it is not a significant measure utilized by the CODM, and its presentation would be duplicative of the unaudited condensed consolidated balance sheets.
The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	61,342	52,386	175,621	150,145
Costs and Expenses:
Direct costs of goods sold	10,050	8,742	29,352	25,423
Payroll and employee-related costs	44,849	38,329	130,515	112,138
Marketing costs	5,536	3,634	14,985	11,408
Partner costs	1,444	1,111	4,034	3,085
Professional fees	1,762	1,553	5,701	4,019
Facilities costs	2,430	2,022	6,691	6,172
Software costs	3,480	2,802	9,775	8,741
Capitalized software deferred costs	(883)	(906)	(1,853)	(1,873)
Other segment items[1]	1,342	978	2,625	2,667
Net loss	(8,668)	(5,879)	(26,204)	(21,635)

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
Overview
Weave is a leading vertical SaaS platform that delivers AI-powered patient engagement and payment solutions for small and medium-sized healthcare practices. From the first phone call to the final invoice and every touchpoint in between, Weave connects the entire patient journey. Weave’s software solutions transform how healthcare practices attract, communicate with, and engage patients and clients to grow their business. Weave seamlessly integrates billing and payment requests into communication workflows, streamlining payment timelines, reducing accounts receivable, and supporting practice profitability.
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
We generate revenue primarily from recurring subscription fees charged to access our platform, which also include recurring phone hardware fees. These recurring revenues accounted for 91% and 92% of our revenue the three months ended September 30, 2025 and 2024, respectively, and 91% and 92% for the nine months ended September 30, 2025 and 2024, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Subscription and payment processing:
Revenue	$58,760	$50,375	$168,180	$143,980
Cost of revenue	(12,905)	(10,932)	(37,576)	(32,164)
Gross profit	$45,855	$39,443	$130,604	$111,816
Gross margin	78%	78%	78%	78%
Onboarding:
Revenue	$821	$845	$2,542	$2,748
Cost of revenue	(2,239)	(2,006)	(6,306)	(5,870)
Gross profit	$(1,418)	$(1,161)	$(3,764)	$(3,122)
Gross margin	(173)%	(137)%	(148)%	(114)%
Phone Hardware:
Revenue	$1,761	$1,166	$4,899	$3,417
Cost of revenue	(1,856)	(1,721)	(5,501)	(5,273)
Gross profit	$(95)	$(555)	$(602)	$(1,856)
Gross margin	(5)%	(48)%	(12)%	(54)%

Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to attract new customers, retain and expand within our customer base, add new products, and expand into new industry verticals.
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with PMS and EHR software, which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, trade shows and industry events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location.
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
In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our enhanced Weave platform to multi-location organizations and effectively retain them. As Vidurama, Inc. ("TrueLark”) had a predominantly multi-location SMB customer base, our acquisition of TrueLark provides an additional opportunity for Weave to expand our customer base among medium-sized businesses.
Retain and Expand Within Our Customer Base
Our ability to retain and increase revenue within our existing customer base is dependent upon a number of factors, including customer satisfaction with our platform and support, the sum total of the features and pricing of the alternative point solution patchwork, our ability to effectively enhance our platform by developing new applications and features and addressing additional use cases, and our ability to leverage and scale our core sales efforts and marketing capabilities to increase our penetration into our core specialty healthcare verticals. The deployment of the Weave phone system as part of the platform at each of our customers’ locations improves retention and customer loyalty. Historically, our subscriptions have provided our new customers with immediate access to the majority of our products and functionality. However, we have released additional add-on products in recent years, such as Bulk Texting, Forms, Insurance Verification and Call Intelligence, which we are increasingly successful at cross-selling to our customer base. We intend to continue to invest in enhancing awareness of our platform, creating additional use cases, and developing more products, features and functionality.
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs, as well as the cost of phone hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% for each of the three months ended September 30, 2025 and 2024 and 78% for each of the nine months ended September 30, 2025 and 2024.
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
Components of Results of Operations
Revenue

We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on phone hardware provided to customers. The majority of these subscription arrangements have contractual month-to-month terms, with a small minority portion having contractual terms of 1-3 years. Subscription and phone hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of September 30, 2025 and 2024, approximately 29% and 36% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are reported in deferred revenue on the Company’s unaudited condensed consolidated balance sheets.
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
We expect that our sales and marketing expenses will continue to increase and continue to be our largest operating expense for the foreseeable future as we grow our business. Although the expenses as a percentage of revenue may fluctuate from period to period, we expect these expenses to decrease as a percentage of revenue over time.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, facilities and administrative personnel, including salaries, benefits, bonuses and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, software and subscription services dedicated for use by our general and administrative functions, insurance and other corporate expenses, such as acquisition transaction costs.
We expect that our general and administrative expenses, including expenses for insurance, investor relations and fees for professional services, will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments.
Interest Expense
Interest expense results primarily from administrative fees associated with our revolving line of credit and interest on finance lease obligations. Interest on our revolving line of credit is based on a floating per annum rate at specified percentages above the prime rate. Interest on finance leases is based on the rate implicit within the lease agreement.

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
During each of the three months ended September 30, 2025 and 2024 we recorded income tax expense of $0.1 million. For the nine months ended September 30, 2025, we recognized an income tax benefit of $1.0 million, primarily related to a discrete release of $1.3 million of valuation allowance on deferred tax assets recognized in connection with a deferred tax liability established from an acquisition completed in the second fiscal quarter of 2025.
We continue to maintain a full valuation allowance on our remaining domestic deferred tax assets and reassess the need for this allowance on a quarterly basis, considering all available positive and negative evidence. We also evaluated the potential impact of the One Big Beautiful Bill Act, enacted on July 4, 2025, and determined that it did not have a material effect on our income tax provision or overall financial statements.
Key Business Metrics
In addition to our financial information that is presented in accordance with the generally accepted accounting principles in the U.S. (“U.S. GAAP”), we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These metrics exclude the impact of the May 2025 TrueLark acquisition.

	September 30,
	2025	2024
Dollar-based net revenue retention rate	94%	98%
Dollar-based gross revenue retention rate	90%	92%
Dollar-Based Net Revenue Retention Rate
We believe our dollar-based net revenue retention rate (“NRR”) provides insight into our ability to retain and grow revenue from our customer locations, as well as their potential long-term value to us. For retention rate calculations, we use adjusted monthly revenue (“AMR”), which is calculated for each location as the sum of (i) the subscription component of revenue for each month and (ii) the average of the trailing-three-month recurring payments revenue. Since payments revenue represents the revenue we recognize on payment processing volume, which is reported net of transaction processing fees, we believe the three-month average appropriately adjusts for short-term fluctuations in transaction volume. To calculate our NRR, we first identify the cohort of locations, or the Base Locations, that were active in a particular month, or the Base Month. We then divide AMR for the Base Locations in the same month of the subsequent year, or the Comparison Month, by AMR in the Base Month to derive a monthly NRR. AMR in the Comparison Month includes the impact of any churn, revenue contraction, revenue expansion, and pricing changes, and by definition does not include any new customer locations under subscription added between the Base Month and Comparison Month. We derive our annual NRR as of any date by taking a weighted average of the monthly net revenue retention rates over the trailing twelve months prior to such date.

Dollar-Based Gross Revenue Retention Rate
We believe our dollar-based gross revenue retention rate (“GRR”) provides insight into our ability to retain our customers, allowing us to evaluate whether the platform is addressing customer needs. To calculate our GRR, we first identify the Base Locations that were under subscription in the Base Month. We then calculate the effect of reductions in revenue from customer location terminations by measuring the amount of AMR in the Base Month for Base Locations still under subscription twelve months subsequent to the Base Month, or Remaining AMR. We then divide the Remaining AMR for the Base Locations by AMR in the Base Month for the Base Locations to derive a monthly gross revenue retention rate. We calculate GRR as of any date by taking a weighted average of the monthly gross revenue retention rates over the trailing twelve months prior to such date. GRR reflects the effect of customer locations that terminate their subscriptions, but does not reflect changes in revenue due to revenue expansion, revenue contraction, or the addition of new customer locations.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$61,342	$52,386	$175,621	$150,145
Cost of revenue (1) (3)	17,000	14,659	49,383	43,307
Gross profit	44,342	37,727	126,238	106,838

Operating expenses:
Sales and marketing (1) (3)	26,404	21,159	75,175	62,678
Research and development (1) (2)	13,121	9,868	36,262	29,471
General and administrative (1) (2)	13,761	13,330	43,251	38,729
Total operating expenses	53,286	44,357	154,688	130,878
Loss from operations	(8,944)	(6,630)	(28,450)	(24,040)

Other income (expense):
Interest income	447	520	1,345	1,372
Interest expense	(366)	(405)	(1,300)	(1,123)
Other income (expense), net	277	692	1,248	2,278
Loss before income taxes	(8,586)	(5,823)	(27,157)	(21,513)
Income tax benefit (expense)	(82)	(56)	953	(122)
Net loss	$(8,668)	$(5,879)	$(26,204)	$(21,635)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$200	$237	$700	$720
Sales and marketing	1,983	1,758	5,775	4,605
Research and development	4,162	1,848	9,542	5,924
General and administrative	3,577	4,179	12,142	11,836
Total stock-based compensation	$9,922	$8,022	$28,159	$23,085
See Note 11 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.
(2)Includes acquisition transaction costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Research and development	—	—	97	—
General and administrative	334	—	1,458	—
Total acquisition transaction costs	$334	$—	$1,555	$—
(3)Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	215	—	320	—
Sales and marketing	147	—	198	—
Total amortization of intangibles	$362	$—	$518	$—

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	28	28	28	29
Gross margin	72	72	72	71

Operating expenses:
Sales and marketing	43	40	43	42
Research and development	21	19	21	20
General and administrative	22	25	25	26
Total operating expenses	86	84	89	88
Loss from operations	(14)	(12)	(17)	(17)

Other income (expense):
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	1	1	2
Loss before income taxes	(14)	(11)	(16)	(15)
Provision for income taxes	—	—	1	—
Net loss	(14)%	(11)%	(15)%	(15)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Revenue	$61,342	$52,386	$8,956	17%
Revenue increased by $9.0 million, or 17%, compared to the three months ended September 30, 2024. Approximately $8.5 million of our revenue growth was attributable to revenue generated from new customer locations acquired during the 12 months subsequent to September 30, 2024. Approximately $0.5 million of the increase was attributable to revenue generated from existing customer locations under subscription as of September 30, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$17,000	$14,659	$2,341	16%
Gross margin	72%	72%

The increase in cost of revenue was due primarily to an increase of $1.4 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs, fees paid to application providers, and connectivity and messaging costs. In addition, there was an increase of $0.4 million in personnel-related costs, particularly related to merit increases and new hires, an increase of $0.2 million in computer and office supplies, and an increase of $0.3 million related to the amortization of acquisition-related intangible assets.

Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$26,404	$21,159	$5,245	25%
The increase in sales and marketing expenses was attributable in part to an increase of $2.6 million in personnel-related expenses, driven largely by salary and commission plan adjustments and increased average headcount, which together caused approximately $2.4 million of the increase. The remaining $0.2 million increase of personnel-related expenses was due to stock-based compensation for grants to new and existing employees and executives. We also increased demand generation expenses by $2.2 million, particularly with our digital media, partner marketing, and influencer marketing efforts. In addition, we incurred a $0.3 million increase in overhead allocation due to an increase in headcount and a $0.1 million increase in the amortization of acquisition-related intangible assets.

Research and Development

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Research and development	$13,121	$9,868	$3,253	33%
The increase in research and development expenses was due to an increase of $3.7 million in personnel-related expenses, largely from increased salary expenses of $1.3 million due to increased headcount and salary increases, and additional stock-based compensation expense of $2.5 million related to grants to new and existing employees including performance-based restricted stock unit awards (“PRSUs”) granted to key TrueLark employees in connection with the TrueLark acquisition. The overall increase to research and development expenses was partially offset by the capitalization of approximately $0.5 million of incremental internal use software.

General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
General and administrative	$13,761	$13,330	$431	3%
The increase in general and administrative expenses was primarily due to a $0.4 million increase in software subscriptions and a $0.4 million increase related to professional fees, nearly all of which were incurred in connection with the acquisition of TrueLark. These increases were partially offset by a decrease in personnel-related expense of approximately $0.4 million that was driven by a decrease in stock-based compensation of approximately $0.6 million related to the vesting of previously-granted awards, and which itself was partially offset by increases to salaries, wages, and bonuses of approximately $0.2 million.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage

	(dollars in thousands)
Interest income	$447	$520
Interest expense	(366)	(405)
Other income, net	277	692
Total other income (expense), net	$358	$807	$(449)	(56)%
The decrease in other income (expense), net is largely due to decreased realized gains on our short-term investments due to a lower average daily balance over the period, as a result of assets used to fund the TrueLark acquisition, and, to a lesser extent, a decrease in average interest rates over the period.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Revenue	$175,621	$150,145	$25,476	17%
Revenue increased by $25.5 million, or 17%, compared to the nine months ended September 30, 2024. Of the increase, approximately $19.8 million of our revenue growth was attributable to revenue generated from new customer locations acquired during the 12 months subsequent to September 30, 2024. Approximately $5.6 million of the increase was attributable to revenue generated from existing customer locations under subscription as of September 30, 2024.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$49,383	$43,307	$6,076	14%
Gross margin	72%	71%
The increase in cost of revenue was primarily due to a $4.0 million increase in direct costs to support customer usage, particularly with telecommunications connectivity costs, credit card processing fees, and cloud infrastructure costs. We also experienced a $1.4 million increase in personnel-related costs from our customer support and onboarding functions, a $0.3 million increase in costs related to the amortization of acquisition-related intangible assets, and an increase of $0.3 million in costs related to computer and office supplies.
Although cost of revenue increased in absolute dollars, it decreased as a percentage of revenue, resulting in overall gross margin improvement. This improvement was derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, and from efficiencies with third-party costs incurred for specific platform features and overall data usage as part of our cost management efforts. Further, this improvement was bolstered by an increase in payments revenue, which has a higher gross margin than our other offerings.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$75,175	$62,678	$12,497	20%
The increase in sales and marketing expenses was primarily attributable to a $7.1 million increase in personnel-related expenses, including increases in stock-based compensation and commission/bonus incentives, largely due to an increase in headcount and salary adjustments. In addition, demand generation expenses increased by $4.5 million driven largely by our digital marketing and influencer marketing efforts and partnerships. We also incurred $0.2 million in additional professional fees, $0.5 million of allocated overhead costs due to the increase in headcount, and $0.2 million of increased travel expenses.
Research and Development

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Research and Development	$36,262	$29,471	$6,791	23%
The increase in research and development expenses was due to an increase of $7.3 million in personnel-related expenses, largely from increased salary expenses of $3.4 million due to increased headcount and salary increases, and additional stock-based compensation expense of $3.9 million related to grants to new and existing employees including PRSUs granted to key TrueLark employees in connection with the TrueLark acquisition. The overall increase in research and development expenses was partially offset by the capitalization of approximately $0.6 million of internal use software.
General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
General and administrative	$43,251	$38,729	$4,522	12%
The increase in general and administrative expenses was primarily due to a $2.2 million increase in personnel-related expenses, particularly from additional bonus incentives, salary adjustments, and stock-based compensation. In addition, professional fees increased by approximately $1.6 million, with approximately $1.5 million of this increase attributable to one-time costs associated with the acquisition of

TrueLark. In addition, we incurred approximately $0.5 million of additional software subscription costs and $0.2 million related to telecommunications taxes.
Interest Expense and Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Interest income	$1,345	$1,372
Interest expense	(1,300)	(1,123)
Other income, net	1,248	2,278
Total other income (expense), net	$1,293	$2,527	$(1,234)	(49)%
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
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use free cash flow, free cash flow margin and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), which are non-GAAP financial measures, to enhance the understanding of our U.S. GAAP financial measures, evaluate growth trends, establish budgets, and assess operating performance. These non-GAAP financial measures should not be considered by the reader as substitutes for, or superior to, the financial statements and financial information prepared in accordance with U.S. GAAP. See below for a description of these non-GAAP financial measures, reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and their limitations as an analytical tool.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$6,069	$4,500	$11,295	$7,475
Net cash provided by (used in) investing activities	15,841	(22)	5,714	9,493
Net cash used in financing activities	(2,181)	(5,034)	(4,211)	(16,621)
Free cash flow	5,047	3,541	8,463	4,239
Net cash provided by operating activities as a percentage of revenue	10%	9%	6%	5%
Net loss	(8,668)	(5,879)	(26,204)	(21,635)
Adjusted EBITDA	$2,656	$2,249	$4,734	$1,896
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal-use software costs, and free cash flow margin as free cash flow as a percentage of revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors, as they provide information about the amount of cash consumed by our combined operating and investing activities. For example, as free cash flow has in the past been negative, we have needed to access cash reserves or other sources of capital for these investments.

Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, income tax benefit (expense), depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and we do not adjust for amortization of finance lease right-of-use assets on phone hardware provided to our customers. Our amortization adjustment includes the amortization of capitalized costs from both internal-use software development and cloud computing arrangements. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item, acquisition transaction costs, which we believe are not reflective of ongoing results of operations in the period incurred and not directly related to the operation of our business, and amortization of acquisition-related intangible assets. Although we exclude the amortization of acquisition-related intangible assets from the non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets. A financial covenant under our revolving line of credit with SVB uses a different but similar measure of EBITDA, as adjusted for stock-based compensation expense and changes in its deferred revenue balances, which we refer to as Adjusted EBITDA in our unaudited condensed consolidated financial statements.
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
Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$61,342	$52,386	$175,621	$150,145

Net cash provided by operating activities	$6,069	$4,500	$11,295	$7,475
Less: Purchase of property and equipment	(279)	(548)	(1,267)	(1,802)
Less: Capitalized internal-use software	(743)	(411)	(1,565)	(1,434)
Free cash flow	$5,047	$3,541	$8,463	$4,239
Net cash provided by (used in) investing activities	$15,841	$(22)	$5,714	$9,493
Net cash used in financing activities	$(2,181)	$(5,034)	$(4,211)	$(16,621)
Net cash provided by operating activities as a percentage of revenue	10%	9%	6%	5%
Free cash flow margin	8%	7%	5%	3%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(8,668)	$(5,879)	$(26,204)	$(21,635)
Interest expense	366	405	1,300	1,123
Income tax expense (benefit)	82	56	(953)	122
Interest income	(447)	(520)	(1,345)	(1,372)
Other income, net	(277)	(692)	(1,248)	(2,278)
Depreciation(1)	515	512	1,546	1,702
Amortization(2)	467	345	1,406	1,149
Amortization of acquisition-related intangibles	362	—	518	—
Stock-based compensation	9,922	8,022	28,159	23,085
Acquisition transaction costs(3)	$334	$—	$1,555	$—
Adjusted EBITDA	$2,656	$2,249	$4,734	$1,896
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

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $317.2 million as of September 30, 2025 but we have generally generated positive cash flows from operations since fiscal year 2023. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

As of September 30, 2025, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $64.4 million, as well as $15.9 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$11,295	$7,475
Net cash provided by investing activities	5,714	9,493
Net cash used in financing activities	(4,211)	(16,621)
Operating Activities
For the nine months ended September 30, 2025, cash provided by operating activities was $11.3 million, primarily due to a net loss of $26.2 million, adjusted for net non-cash charges of $51.2 million and net cash outflows of $13.7 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were an $13.6 million increase in deferred contract costs comprised of sales commissions earned on bookings, a $1.8 million decrease in prepaid expenses, $2.6 million increase in accounts payable, a $1.2 million decrease in accounts receivable, a $1.4 million decrease in deferred revenue, and a $3.1 million decrease in operating lease liabilities. These amounts were partially offset by a $6.4 million increase in accrued liabilities.
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
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2025 was $5.7 million, due to $47.9 million in short-term investment maturities, partially offset by $15.5 million in purchases of short-term investments. Additional investing cash flow activities included $1.3 million of furniture and equipment additions and $1.6 million in personnel-related costs capitalized as internal-use software development, and $23.9 million of business acquisitions, net of cash acquired.
Cash provided by investing activities for the nine months ended September 30, 2024 was $9.5 million, due to $55.7 million in short-term investment maturities, partially offset by $43.0 million in purchases of short-term investments. Additional investing cash flow outflow activities included $1.8 million of furniture and equipment additions and $1.4 million in personnel-related costs capitalized as internal-use software development.

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2025 was $4.2 million, primarily due to principal payments on finance lease obligations of $5.4 million and $1.5 million in payments made for taxes related to the net share settlement of equity awards. These outflows were partially offset by cash proceeds of $2.0 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.7 million.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2025, we acquired $5.5 million of additional right of use assets through new finance lease obligations.
Other than the new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our unaudited condensed consolidated financial statements as of September 30, 2025.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB with total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, maintained a total borrowing capacity up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. We are required to pay a recurring annual fee of $0.1 million beginning in July 2026 on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by substantially all of the Company’s assets. The July 2025 Amendment includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of EBITDA, as adjusted for stock-based compensation expense and changes in our deferred revenue balances. We did not take any advances on the line of credit in the three or nine months ended September 30, 2025. As of September 30, 2025, there was no outstanding balance on the line of credit, the full $50.0 million capacity was available for borrowing, and we were in compliance with all SVB loan covenants.
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
For information on our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. There have been no material changes to our critical accounting estimates as compared to those disclosed in our 2024 Form 10-K except those disclosed in Note 2 to our unaudited condensed consolidated financial statements as supplemented below.
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.
Accounting for business combinations requires that we make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we use to be reasonable and appropriate, they are inherently uncertain. Critical estimates in valuing certain acquired assets may include, but are not limited to, expected future cash flows, including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, the estimated royalty rates the Company anticipates will be relieved by acquiring the target’s technology and trademarks, and assumptions associated with the technology migration curve. We derive the discount rates used to discount expected future cash flows to present value using a weighted-average cost of capital analysis adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of these assumptions, estimates, or actual results.
Recently Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “Accounting Pronouncements Pending Adoption” in Note 2 to our unaudited condensed consolidated financial statements.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2026 or such earlier time that we are no longer an emerging growth company.
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of September 30, 2025, our exposure to market risk has not changed materially since December 31, 2024. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
◦We focus on serving small and medium-sized healthcare practices and are subject to risks associated with serving small and medium-sized businesses.
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
◦If we do not continue to enhance our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition would be adversely affected.

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
Our revenue was $204.3 million and $170.5 million during the years ended December 31, 2024 and 2023, respectively, and $175.6 million for the nine months ended September 30, 2025 compared with $150.1 million for the nine months ended September 30 2024. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations to India and the Philippines over the last three years.
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
We focus on serving SMB healthcare practices and are subject to risks associated with serving SMBs.
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
We have incurred net losses in each year since our inception, including net losses of $28.3 million and $31.0 million in 2024 and 2023, respectively, and a net loss of $26.2 million for the nine months ended September 30, 2025. We had an accumulated deficit of $317.2 million as of September 30, 2025. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods. You should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. For example, in May 2025, we closed our acquisition of TrueLark. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. The process of integrating any acquired businesses and technology can create unforeseen operating difficulties or unforeseen expenditures, including those arising from the following:
•implementation or remediation of controls, compliance measures, procedures, technology infrastructure and policies at the acquired company;
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
We currently market our platform and products only in the U.S. and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of September 30, 2025 had approximately 150 employees in India to further our engineering and administrative operations. Additionally, in 2023 we began utilizing resources in the Philippines to supplement our customer support operations and in 2024 we expanded resources in the Philippines to supplement our revenue operations organization.

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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in July 2025, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of Adjusted EBITDA, as adjusted for stock-based compensation expense and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of September 30, 2025, and for the period then ending, we had no outstanding borrowings under this loan and security agreement.
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
The STIR/SHAKEN framework is expected to be used throughout the world. We have implemented STIR/SHAKEN for voice traffic originating in the U.S. and we rely on our service providers to sign our voice traffic originating in Canada. However, it is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and these differing standards may not be interoperable with the U.S. requirements. For example, the CRTC required all telecommunications service providers implement STIR/SHAKEN to authenticate and verify caller identification information for IP-

based voice calls, effective in November 2021, and file status reports every six months starting in May 2022. Despite initially denying non-facilities based providers access, the Canadian Secure Token Governance Authority (“CST-GA”) created a process in November 2021 for such providers to obtain Service Provider Code Tokens and, in turn, Secure Telephone Identity Certificates (“STI Certificates”) to allow higher (Level A or B) call attestation. Calls that are not attested at a higher level, either directly or by an underlying provider, are at a greater risk of being blocked or flagged and ignored by end users. Further, it is unclear how cross-border calls originating from U.S. service providers will be authenticated under Canada’s framework or vice versa. In July 2022, the CST-GA signed a memorandum of understanding with the U.S. Secure Telephone Identity Governance Authority to coordinate interconnection of SHAKEN in both the U.S. and Canada to allow providers to sign calls in one country and accept the signature in the other. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.
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
The rules and regulations of the SEC require, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by

Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to formally attest to the effectiveness of our internal control over financial reporting as of December 31, 2026, which is the date we are no longer an emerging growth company. Our and our auditor’s testing, as applicable, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. If any of these controls and systems do not perform as expected, we could experience material weaknesses in our controls. For example, we previously identified material weaknesses in our internal control over financial reporting that were remediated in 2022. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the New York Stock Exchange (“NYSE”), or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned in excess of 15.0% of our total shares outstanding as of September 30, 2025. As a result, these stockholders, acting together, may influence our management and affairs and the outcome of votes on matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
We are an “emerging growth company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. Beginning on December 31, 2026 or such earlier time that we are no longer an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced Public Company Accounting Oversight Board reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: November 6, 2025	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Jason Christiansen
Jason Christiansen
Chief Financial Officer
(Principal Financial Officer)