Form 10-K
period 2025-12-31
Weave Communications, Inc.
filed 2026-03-05
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $532.1 million, based on the closing price reported for such date on the New York Stock Exchange.
As of March 2, 2026, the registrant had 78,648,611 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement, or the 2026 Proxy Statement, relating to its 2026 Annual Meeting of Stockholders. The 2026 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations. In this report, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its wholly-owned subsidiaries.
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
◦The use of AI technologies in our platform and our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.
◦Our products and services must comply with industry standards, Federal Communications Commission (“FCC”) regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
◦Conflicting and evolving regulations regarding AI could result in increased compliance costs, operational constraints, or legal liability.
◦We have engaged in and may continue to engage in merger and acquisition activities, which require significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our business, results of operations and financial condition.

Part I

Item 1. Business
Our Mission
Our mission is to elevate the patient experience through a unified platform that improves business operations so healthcare professionals can focus on patient care and realize their dreams.
Overview
Weave is a leading AI-powered patient communications, engagement, and payments platform purpose-built for small and medium-sized (“SMB”) healthcare practices. We strive to elevate patient experiences through a unified platform that improves business operations, allowing healthcare professionals to focus on what matters most: patient care.

Weave serves as the orchestration layer for modern healthcare practices, bringing together voice, text, and AI-powered workflows into a single system of work. Our platform is built on nearly two decades of domain expertise and billions of patient interactions, allowing us to leverage a vertically specialized data that allows us to deliver high-accuracy automation within strict privacy and regulatory frameworks.

Our platform integrates with more than 90 practice management systems (“PMS”) to provide more personalized interactions between practices and patients. We have democratized powerful communication and engagement capabilities previously only available to enterprises, made them intuitive and easy to use, and put them in one solution. Key current capabilities include:

•Communications: our proprietary telephony platform unifies voice and text interactions and manages the practice's trusted phone number.
•AI-powered Workflows: we provide agentic AI functionality that handles scheduling automation, responds to frequently asked questions, and follows up on marketing leads.
•AI-powered Insights: our analytic tools transcribe phone calls, assesses call sentiment, creates follow-up tasks, and surfaces opportunities for additional revenue in the practice.
•Weave Payments: we provide payment processing, with point-of-sale and digital payment solutions that allow patients to make payments from anywhere, and patient financing solutions.
•Practice Growth Tools: we offer a suite of solutions that help practices strengthen their brand reputation, attract new patients, and improve patient outreach.
•Productivity Tools: we offer a suite of solutions that help practices improve in-office operations, communicate effectively with other staff and with patients, and improve the patient’s experience.

The market for healthcare practice software is highly fragmented. We compete primarily against a "patchwork" of point solutions. We support the following verticals: Dental, Optometry, Veterinary, and Specialty Medical. Specialty Medical comprises 29 specialties and is now our second-largest and fastest-growing vertical by location count. We are currently focused on four specialties within Specialty Medical: primary care, physical and occupational therapy, aesthetics, and med spa.

Looking ahead, we intend to further establish Weave as an "always-on teammate" for our customers to further help practices attract, communicate with, and engage patients and clients to grow their business around the clock using AI.

Our Customers
As of December 31, 2025, we had nearly 40,000 locations under subscription and more than 30,000 customers in the U.S. and Canada. These customers represent many healthcare industries with the majority being in dental, optometry, veterinary, and other medical specialty services. No one single customer represents more than 5% of our revenue.
Our Platform
Weave’s vertical software platform helps SMB healthcare practices manage essential patient interactions. We consolidate technologies that our customers need to grow their practices, effectively engage with patients, and streamline practice operations into one simple, easy and elegant solution. We allow practitioners and their staff to facilitate and manage patient interactions in a unified, modernized and personalized manner that best fits their patients’ needs and preferences. We enable practitioners and their staff to do what they do best: care for their patients.

The key benefits of our platform include:
•Easy to Use and Intuitive. SMB healthcare practices typically do not have dedicated technology staff, so they need solutions that are easy to implement and manage. Our platform is designed to be simple and intuitive. We deliver enterprise-grade customer communications and engagement capabilities, saving our customers time and allowing them to effectively and efficiently communicate with their patients.

•Unified Communications and Engagement. We unify phones, text messaging, appointment scheduling, staff collaboration, email marketing, reviews, payments, and digital forms products in one platform.

•High ROI. Our platform helps our customers attract new patients, reduce appointment cancellations, keep schedules full, increase treatment acceptance rates, reduce outstanding accounts receivable, and improve staff efficiency and effectiveness. Weave provides more functionality at a significantly lower cost than the combined cost of point solutions

•Reduced Churn for Our Customers. Our platform enables our customers to increase patient loyalty and retention by helping them keep their patients engaged through multi-channel communications—phone, text messaging, or email, and reducing friction with online appointments, digital forms, and convenient and flexible payment options, including text to pay, online bill pay, and payment plans.

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
•Purpose-Built for SMB Healthcare Practices. Weave has spent almost two decades building for the unique needs of SMB healthcare practices, including authorized integrations with more than 90 practice management systems. Healthcare workflows are highly customized. Scheduling, billing, insurance verification, and patient communication vary by specialty and by location. Our platform optimizes specialized workflows and patient interactions. For example, in optometry, custom notifications like "eyewear ready" let the patient know when their eyewear is ready for pickup.. In dental, Weave Insurance Eligibility validates whether treatments are covered under the patient’s insurance and patient deductibles.

Our Products
As part of our unified platform, we provide a number of products purpose-built for SMB healthcare practices to help improve business operations, enabling healthcare professionals to focus on patient care.

AI-receptionist. Our AI-receptionist automatically follows up on missed calls around the clock with an agentic AI-powered text conversation that lets patients schedule appointments, answers frequently asked questions, and escalates to a staff member if needed.
Unified Phone Number. All communications from the Weave platform, including calls and text messaging, are sent from the trusted practice phone number. Patients can save the office number to their contacts, and multiple team members can manage conversations seamlessly.
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
Softphones. With Softphones, practices can make and receive calls from anywhere in the U.S. or Canada with an internet connection. Staff members can work from home, on the road, or in different office locations without missing any calls. Softphones do everything Weave Phones can do, but they operate in the cloud and do not require dedicated telephone hardware.
Text Messaging and SMS Response Assistant. Our two-way Text Messaging function allows practices to communicate with patients in a way that is easy, simple and accessible. Practices can send a broad array of communications ranging from personalized birthday messages and appointment reminders to requests to pay overdue balances. In addition, our Bulk Texting feature allows for text communications at scale. Weave’s AI-powered Response Assistant uses generative AI technology to create custom, context-aware responses to patient.

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
Team Chat. Weave offers a modern, secure group messaging solution that enables practitioners and staff to communicate seamlessly within the Weave App. This feature supports enhanced collaboration, and keeps teams connected. Even when key team members are out of the office, group messaging ensures they stay informed and engaged.
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
Weave Email Marketing and Email Assistant. Weave Email Marketing makes it easy for anyone to create professional emails quickly. Customers can start immediately with a library of pre-written templates and free images. Weave’s AI-powered Email Assistant streamlines the process further by generating email text in seconds based on key themes, which can be edited before sending. This tool helps healthcare providers personalize and automate email campaigns, driving patient engagement, retention, and awareness of their services.
Text Connect. Weave’s Text Connect enables practices to interact with their existing and potential patients online directly through their websites. This functionality gives practices the flexibility to respond when it is convenient for them, and enables multiple conversations at once.
Weave Payments. Weave Payments is a comprehensive payment processing solution that enables healthcare practices to streamline billing and collections. Patients can pay in-office using a wireless terminal, or remotely via Text to Pay, Online Bill Pay, or ACH direct debit. Practices can streamline collections with bulk payment requests, charging a payment method on file, and offering flexible financing options through Payment Plans or Buy Now, Pay Later through Affirm or Sunbit. Payment Reminders automate follow-ups on outstanding balances, encouraging timely payments with minimal effort. Practices can also pass through credit card processing fees to patients with surcharging. By integrating payments into existing communication workflows, Weave helps practices improve cash flow, reduce administrative burden, and enhance the patient payment experience.

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
Insurance Eligibility. Our enhanced insurance tool uses RPA to access dental payer portals directly and retrieve detailed eligibility information. This provides a more complete view of coverage, including frequency limitations, remaining benefits, and code-specific details. Front desk staff no longer need to log into multiple payer websites or manage separate credentials. Eligibility information is automatically pulled into our platform and displayed in a standardized format within existing patient engagement workflows—saving time, reducing hassle, and improving security.
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
Weave Enterprise. Weave Enterprise is designed for multi-location healthcare practices, including dental service organizations (“DSOs”), vision, veterinary, and medical groups, to standardize operations, enhance efficiency, and accelerate revenue cycle management. Weave Enterprise provides a centralized way to seamlessly manage dozens or even hundreds of locations. With advanced analytics and reporting, practices can track trends, benchmark performance, and uncover actionable insights to drive operational excellence and business growth. The combination of these features provides a control center from which our customers can monitor and affect multiple locations' operations and software configuration simultaneously.
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
Subscriptions are primarily sold through our direct inside sales team. Most of our sales teams are focused on attracting new customers and are organized by sales motion (inbound, outbound, upsell, and mid-market) and by vertical focus. In addition, we have a sales team specifically focused on customer success and expanding usage within our existing customer base.
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

Human Capital
As of December 31, 2025, we had 904 employees. We continued expanding our presence abroad during 2025 predominantly by hiring additional engineers in India, business support professionals in Mexico and Brazil, and by engaging supplemental customer support and revenue operations in the Philippines.
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
Competition
The market for our platform and products is evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, analytics, reviews management, and customer relationship management (“CRM”), electronic health record (“EHR”) or practice management system (“PMS”) platforms, collectively “PMS”, that potential customers may already use to manage their practices and in which they have made significant investments. In a broad sense, we compete with providers of customer interaction management, customer experience management, marketing solutions, business intelligence, unified communications and telecommunications and customer relationship management solutions. However, in this highly fragmented market landscape, we believe no single competitor provides a comparable comprehensive, vertically integrated customer experience and payments software platform similar to ours. As a result, sometimes displacing the outdated, in-house manual processes of our customers is our biggest challenge. We could also face competition from new market entrants, some of whom might be our current integration partners.
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
Intellectual Property
Our intellectual property is an important part of our business. We protect our intellectual property through a combination of domain names, copyrights, trade secrets and trademarks, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. We have trademark applications and one issued trademark for select marks in the U.S. and will pursue additional trademark applications to the extent we believe it will be beneficial. We also have registered domain names for the website that we use in our business. Additionally, we rely upon unpatented trade secrets, confidential know-how and continuing technological innovation to develop and maintain our competitive position. We also enter into confidentiality and intellectual property rights agreements with our employees, consultants and contractors. Under such agreements, our employees, consultants and contractors are subject to invention assignment provisions designed to protect our proprietary information and ensure our ownership of intellectual property developed pursuant to such agreements.
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
Our revenue was $239.0 million, $204.3 million and $170.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations to India and the Philippines over the last three years.
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
•successfully retain our customers and maintain their current levels of product usage;
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
•serve SMB healthcare practices across a wide cross-section of vertical industries, such as those within specialized healthcare and to increase the number of vertical industries we serve;
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
Our ability to attract new customers, retain existing customers and increase the use of our platform by existing customers is critical to our success. Our future revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, our brand recognition within the markets we address, our efforts to provide satisfactory customer service, the stability and reliability of our platform, our ability to timely onboard new customers or timely expand functionality for our existing customers, the perceived value of our platform and the features and functionality it offers, our ability to integrate our platform with a broad range of PMS platforms, our ability to leverage and scale our core sales efforts and marketing capabilities to focus on our core specialty healthcare verticals, and the nature and availability of competitive offerings. We may not experience the same levels of success in the future with respect to our customer acquisition strategies as we have experienced in the past, and if the costs associated with acquiring new customers were to materially increase in the future, our expenses may rise significantly.
A majority of our customers pay their subscription on a monthly basis, while a significant number of our customers pay their subscriptions on an annual basis. Our customers have no contractual obligation to renew their subscriptions after their subscription term expires. As a result, even though the number of customers using our platform has grown in recent periods, there can be no assurance that we will be able to retain these customers. Renewals of subscriptions may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their subscription term. We may terminate our relationships with customers for various reasons, such as heightened credit risk, excessive card chargebacks, unacceptable business practices or contract breaches. We have historically experienced customer turnover as a result, in part, of our focus on the SMB market, where businesses are categorically more susceptible than larger businesses to general economic conditions, higher levels of churn, consolidation with other businesses and other risks affecting their businesses.
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
Our business strategy contemplates that we will expand our business and operations in the future. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place demands on our management as well as on our administrative, operational, and financial resources, particularly while we continue to navigate challenging macroeconomic conditions. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, retain and manage our workforce. These improvements will require significant investments in, among other things, sales and marketing, customer support, technology infrastructure, regulatory compliance and risk management and general and administrative functions. These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, or if we encounter difficulties in managing a growing number of customers, our business, financial position and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term. Risks that we face in undertaking future expansion include:
•effectively recruiting, integrating, training, and motivating new employees, including our customer services representatives, direct sales force, and engineering resources, while retaining existing employees and reducing the rate of employee turnover, maintaining the beneficial aspects of our corporate culture, and effectively executing our business plan;
•successfully improving and expanding the capabilities of our platform and introducing new products and services;
•controlling expenses and investments in anticipation of expanded operations; and
•managing the expansion of operations in the U.S. and potentially in additional countries in the future, which will place additional demands on our resources and operations.
We focus on serving SMB healthcare practices and are subject to risks associated with serving small businesses.
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. While we believe our core healthcare verticals in dental, optometry, veterinary services, and other medical specialty services have been more resilient than other types of small business, SMBs often have higher rates of business failures and limited budgets. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. For example, inflation and interest rate trends have adversely impacted economies and financial markets globally, which particularly impacted many SMBs. SMBs are also typically restricted by factors other than price in their technology-related decisions. These factors may make us more susceptible to adverse economic conditions or downtowns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
We face risks in targeting medium-sized businesses for sales of our subscriptions and, if we do not manage these efforts effectively, our business and results of operations could suffer.
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we are pursuing opportunities to expand our customer base among medium-sized businesses in various healthcare industries. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them. As we target a portion of our sales efforts at larger and multi-location organizations, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location organizations may require us to invest more time educating potential customers about the benefits of our subscriptions and platform. In addition, our customers may be acquired by or may consolidate into larger and multi-location organizations that may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand service-level agreements or other contractual terms that may introduce additional risk. Further, our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $28.1 million and $28.3 million for the periods ending December 31, 2025 and 2024, respectively. We had an accumulated deficit of $319.1 million as of December 31, 2025. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods. You should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:
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
Furthermore, our revenue growth and potential profitability depend on demand for our platform. Historically, during economic downturns, there have been reductions in spending on IT and infrastructure as well as pressure for financial concessions. The adverse impact of negative economic conditions or downturns may be particularly acute among customers in the SMB market, which comprise the vast majority of our customer base. If current macroeconomic uncertainties persist or conditions deteriorate, our current and prospective customers may elect to decrease their budgets, which would limit our ability to grow our business and adversely affect our operating results.
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
•increases in fees from integration partners, such as PMS and electronic heath record (“EHR”) platform providers;
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
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company, platform and products are critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products and support, our ability to successfully integrate our platform with a broad range of PMS and EHR platforms, and our ability to successfully differentiate our platform and products from competing offerings. Our brand promotion activities may not be successful or yield increased revenue.
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
The market for our platform and products is evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, CRM, EHR and PMS platforms, analytics and reviews management, that potential customers may already use to manage their practices and in which they have made significant investments.
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
Moreover, as we expand the functionality of our platform and products to include additional solutions, address new healthcare or other vertical markets, we may face additional sources of competition. We cannot be sure that we will compete as successfully against companies with products that offer solutions in those markets as we have to date. In addition, we cannot be sure we will compete successfully against incumbent providers of solutions with established brands and market presence if we enter new healthcare or other vertical markets.
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
If we do not continue enhance to our platform and products and introduce new products that achieve market acceptance, our business, results of operations and financial condition would be adversely affected.
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
Our ability to provide effective customer service and support may be adversely affected by a variety of factors. We may be unable to respond quickly enough to accommodate short term increases in demand for service and support from our customer support and success teams. Approximately forty percent of our current customer service and support staff has been employed with us for less than one year and therefore may be less familiar with our platform and products than our more tenured employees. In addition, as we add functionality to our platform or as customers begin to increase the ways in which they use our platform or products, customer service needs may become more time-consuming to meet. If our customers are not satisfied with the level of customer support we provide, they may stop using our platform or may not subscribe to additional products we offer. In addition, to improve our level of customer support and service and to meet increased customer demand for support, we may need to devote additional resources to hiring and training personnel, which will increase our costs and without additional corresponding revenue, could adversely affect our business, results of operations and financial condition.
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
We rely on hardware, purchased or leased from, software licensed from, and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier. In particular, we rely on single-source suppliers for phones and point-of-sale terminals, such as Yealink to supply phones for our platform and Stripe Inc. (“Stripe”) to provide point-of-sale devices and payment processing services for Weave Payments. Additionally, Bandwidth and Telnyx power the text messaging functionality of our platform. We also rely on hosted Software-as-a-Service technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. We do not have long-term supply agreements with all of our sole source hardware suppliers and we maintain only a small amount on-hand, making us vulnerable to price increases and supplier capacity and supply chain constraints. Third-party hardware, software and services have in the past and may in the future cease to be available on a timely basis, on commercially reasonable terms, or at all. Any loss of, interruption in, or other impacts (such as a result of an increase in tariffs on goods imported from outside the United States) on the supply or right to use or any failures of third-party hardware, software or services, could result in delays in our ability to provide our platform and products or run our business, or otherwise cause our business and results of operations to suffer as we identify and establish alternative sources of hardware, software or services. In addition, even if we are able to identify replacement hardware, software or services or are able to internally develop a replacement solution, integrating any new hardware, software or service could be costly and time-consuming and may not result in an equivalent solution, any of which could adversely affect our business, results of operations and financial condition.
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
We may not be able to continue to expand our share of our existing vertical markets or expand into new healthcare or other vertical markets, which would inhibit our ability to grow and increase our profitability.
Our future growth and profitability depend, in part, upon our continued expansion within the healthcare vertical markets, such as dentistry, optometry, veterinary, and other medical specialty services where our revenue is concentrated, as well as our ability to penetrate new healthcare or other vertical markets.
Our expansion into new healthcare or other vertical markets also depends upon our ability to adapt our existing platform, develop additional features and functionality to meet the particular needs of each new vertical market, and may depend on our ability to integrate our platform with practice management software or other systems of record. For example, some new healthcare vertical markets may require greater mobile functionality than customers in our existing markets. Other new healthcare vertical markets may require additional functionality to address regulatory considerations. Specifically, in our existing vertical markets such as dentistry and optometry, we had to expend significant time and resources to integrate with dental practice management software and address the strict patient and other privacy regulations associated with those industries. We may not have adequate financial or technological resources to develop effective and secure enhancements to our platform and new products that will satisfy the demands of these new healthcare or other vertical markets. In addition, we will need to make sales and marketing investments to increase awareness of our platform and products in new healthcare or other vertical markets in which we have not historically had a presence. Further, as positive references from existing customers are vital to expanding into new vertical and geographic markets, any dissatisfaction on the part of existing customers may harm our brand and reputation and inhibit market acceptance of our platform and products.
As part of our strategy to expand into new healthcare or other vertical markets, we may look for acquisition opportunities and partnerships that will allow us to enhance our offerings and distribution channels for those verticals and increase our market penetration. We may not be able to successfully identify suitable acquisition, partnership, or integration candidates in the future, and if we do, they may not provide us with the benefits we anticipated.
Penetrating new healthcare or other vertical markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to expand into new healthcare or other vertical markets and increase our penetration into existing vertical markets, we may not be able to continue to grow our revenue. Moreover, we will need to make investments to enter new markets in advance of deriving revenue from those markets, and, if we are unable to derive incremental revenue from new healthcare or other vertical markets in which we make investments to earn an adequate return on our investments, our business and results of operations will suffer. In addition, we cannot be sure that the time periods that have been required historically to identify, evaluate, develop and launch new product offerings to address specific healthcare vertical markets will be representative of the time that will be required to address new healthcare vertical markets in the future. Delays in addressing healthcare or other vertical markets may result in an increase in the investment required to address these markets, delay our ability to derive revenue from these markets and adversely affect our ability to address those markets if other companies are able to address those markets with competitive offerings before we are able to do so.
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
We have engaged in and may continue to engage in merger and acquisition activities, which require significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our business, results of operations and financial condition.
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. For example, in May 2025, we closed our acquisition of TrueLark. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. The process of integrating any acquired businesses and technology can create unforeseen operating difficulties or unforeseen expenditures, including those arising from the following:
•    implementation or remediation of controls, compliance measures, procedures, technology infrastructure and policies at the acquired company;
•    diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•    coordination of product, engineering and sales and marketing functions;
•    transition of the acquired company’s operations, customers and users onto our platform;
•    retention of employees from the acquired company;
•    cultural challenges associated with integrating employees from the acquired company into our organization;
•    integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•    liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•    litigation or other claims in connection with the acquired company, including claims from terminated employees, end customers, former stockholders or other third parties;
•    in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•    diversion of engineering resources away from development of our core products; and
•    failure to continue to develop the acquired technology successfully.
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
We currently market our platform and products only in the U.S. and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of December 31, 2025 had approximately 150 employees in India to further our engineering and administrative operations. Additionally, in 2023 and 2024 we expanded operations in the Philippines to supplement our customer support and revenue operations and in 2025 we expanded resources in Latin America to supplement our revenue operations.
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
Volatility in, or lack of performance of, our stock price has affected and may continue to affect our ability to attract and retain key employees. Many of our key employees are vested in a substantial number of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly not appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.
We have experienced and may continue to experience expansion and turnover of our employee ranks. From time to time, we have reduced our employee ranks and subsequently built them back up to support the growth of our business. We also have experienced transitions in our executive leadership team. These changes may yield unintended consequences and costs, such as additional attrition, the distraction of employees, reduced employee morale and could adversely affect both our reputation as an employer and our company culture, which could make it more difficult for us to hire new employees in the future.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in July 2025, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of December 31, 2025, and for the period then ending, we had no outstanding borrowings under this loan and security agreement.
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

The STIR/SHAKEN framework is widely deployed in North America and is being explored globally. We have implemented STIR/SHAKEN for voice traffic originating in the U.S. and rely on our service providers to sign our voice traffic originating in Canada. However, standards to obtain STIR/SHAKEN signing authority in other countries often differ from U.S. requirements, and these differing standards may not be fully interoperable.
While the U.S. and Canadian governing authorities have operationalized cross-border interconnection to allow providers to sign calls in one country and accept the signature in the other, technical challenges remain. For instance, intermediate providers may strip authentication headers during transit, or foreign regulators may impose stricter blocking mandates. If our solutions are not interoperable with foreign requirements, if the cross-border exchange of SHAKEN tokens fails technically, or if we or our service providers are unable to authenticate originating calls, our business could be harmed. As regulators increasingly allow or mandate the blocking of non-authenticated traffic, our customers’ calls are at risk of being blocked, flagged as spam, or ignored by recipients. This would make our service less desirable for our customers.
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
The actual or perceived improper sending of text messages, pre-recorded messages, or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA and the Telemarketing Sales Rule restrict telemarketing and the use of automatic text messages. The TCPA requires companies to obtain prior express written consent before making telemarketing calls or sending certain text messages and to not contact any number placed on either federal or state “do-not-call” registries or the company’s internal do-

not-call list. The FCC may take enforcement action against persons or entities that send “junk faxes,” or make illegal robocalls, and individuals also may have a private cause of action. Although the FCC’s rules prohibiting unsolicited fax advertisements or making illegal robocalls apply to those who “send” the advertisements or make the calls, fax transmitters or other service providers that have a high degree of involvement in, or actual notice of, unlawful sending of junk faxes or making of illegal robocalls and have failed to take steps to prevent such transmissions may also face liability under the FCC’s rules, or in the case of illegal robocalls, Federal Trade Commission (“FTC”) rules. We take significant steps designed to prevent our systems from being used to make illegal robocalls or send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in, or notice of, the use of our systems to broadcast junk faxes or make illegal robocalls. However, because fax transmitters and related service providers do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC or FTC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our system for such purposes. Because the TCPA provides for a private right of action under which a plaintiff may recover monetary damages, this may result in civil claims against us and requests for information through third party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
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
Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. For example, California enacted legislation, the CPRA, which affords consumers expanded privacy protections. The potential effects of this legislation are far-reaching and have required Weave to implement enhanced practices and policies in an effort to comply. Specifically, the CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It remains unclear how much private litigation will ensue under the data breach private right of action. Additionally, the CPRA, which became fully effective on January 1, 2023, expanded the rights of California residents with respect to their personal information. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which may result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Moreover, at least 20 other states have created state specific privacy laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. In addition, the various state privacy laws may limit how we use personal information we collect, particularly with respect to marketing and the use of online advertising networks.
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
Conflicting and evolving regulations regarding AI could result in increased compliance costs, operational constraints, or legal liability.
The regulatory environment governing AI is highly fragmented and characterized by conflicting legal frameworks between state and federal authorities. Over the past two years, several U.S. jurisdictions, including California, Colorado, and Connecticut, have enacted comprehensive AI governance statutes. These laws may impose significant and potentially burdensome obligations on us, including requirements to conduct rigorous safety testing, implement "kill switch" functionalities, and actively monitor and mitigate “algorithmic discrimination.” Failure to comply with these diverse state mandates could lead to substantial regulatory fines, injunctions against our product rollouts, and significant reputational harm.

Simultaneously, the federal government has taken active measures to challenge or preempt these state-level regulations. Specifically, the Executive Order issued on December 11, 2025 (“Ensuring a National Policy Framework for Artificial Intelligence”), directs federal agencies to identify and contest "onerous" state AI laws and established an “AI Litigation Task Force” within the Department of Justice to seek the invalidation of state statutes deemed to unduly burden interstate commerce or conflict with federal policy.
The direct conflict between state enforcement and federal preemption efforts creates substantial uncertainty regarding the future development, deployment, and scalability of our AI-powered products and services. We may be forced to incur significant expenditures to navigate a shifting and contradictory compliance landscape; or face litigation or administrative proceedings from either state attorneys general or federal authorities as they contest the boundaries of AI oversight.
Any inability to successfully navigate these conflicting legal requirements, or any perceived failure to comply with evolving standards, could materially and adversely affect our business, financial condition, and results of operations.
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
Our ability to use our net operating losses (“NOLs”), to offset future taxable income may be subject to certain limitations
As of December 31, 2025, we had NOL carryforwards for federal and state income tax purposes of $227.5 million and $170.9 million, respectively. U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income each year. States may or may not adopt similar changes. In addition, the federal and state NOLs carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 assessment to determine whether we have experienced an ownership change in the past. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.
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
•health epidemics, influenza, and other highly communicable diseases; and
•sales of shares of our common stock by us or our stockholders.
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned in excess of 25.0% of our total shares outstanding as of December 31, 2025. As a result, these stockholders, acting together, may influence our management and affairs and the outcome of votes on matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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

Our business could be negatively impacted by actions of stockholders.
The actions of stockholders could negatively impact our business. Specifically, certain actions of certain types of stockholders, including without limitation public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees and increase the volatility of our stock. In addition, perceived uncertainties as to our future direction in relation to the actions of our stockholders may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for vertically tailored software. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, supply chain shortages, economic inflation, geopolitical developments, such as existing and potential trade wars, military conflicts, including the military conflict between Russia and Ukraine, and other events outside of our control, result in a reduced volume of business for, and communications and engagement by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate substantially all of our revenue from SMB healthcare practices, which may be affected by economic uncertainty or downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our platform or products, or prospective customers delay adoption or elect not to adopt our platform or products, as a result of a weak economy or recession or due to economic uncertainty, this could adversely affect our business, results of operations and financial condition. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or internet service providers, this could adversely affect the ability of our customers to use our platform and products. In addition, natural disasters, pandemics, and acts of terrorism could cause disruptions in our or our customers’ businesses and national or regional economies. Health concerns or political or governmental developments could result in economic, social or labor instability and could have an adverse effect on our business and our results of operations and financial condition.
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
The Nominating and Governance Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.
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
Item 2. Properties
As of December 31, 2025, we currently lease approximately 180,000 square feet of office space for our corporate headquarters in Lehi, Utah under a lease agreement that expires in 2033.

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
Our common stock began trading on the New York Stock Exchange under the symbol “WEAV” on November 11, 2021 in connection with the initial public offering (“IPO”) of our common stock. Prior to that date, there was no public market for our common stock.
Holders of Record
As of March 2, 2026, there were 35 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held off record by banks, brokers and other financial institutions.
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
The following graph depicts the total cumulative stockholder return on our common stock from November 11, 2021, the first day of trading of our common stock on The New York Stock Exchange, through December 31, 2025, relative to the performance of the Standard & Poor's (“S&P”) 500 Index and the Russell 2000 Index. The graph assumes an initial investment of $100.00 at the close of trading on November 11, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

We have elected to omit discussion of the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025, for year-over-year comparisons of the results of operation between the year ended December 31, 2024 and December 31, 2023 as well as a discussion of 2023 performance metrics and cash flow activity, all of which are incorporated herein by reference.
Overview
Weave is a leading AI-powered patient communications, engagement, and payments platform purpose-built for small and medium-sized (“SMB”) healthcare practices. We strive to elevate patient experiences through a unified platform that improves business operations, allowing healthcare professionals to focus on what matters most: patient care.

Weave serves as the orchestration layer for modern healthcare practices, bringing together voice, text, and AI-powered workflows into a single system of work. Our platform is built on nearly two decades of domain expertise and billions of patient interactions, allowing us to leverage our vertically specialized data to deliver high-accuracy automation within strict privacy and regulatory frameworks.

We deliver powerful communication and engagement capabilities previously only available to enterprises, made them intuitive and easy to use and put them in one solution. Our verticalized software platform helps streamline the day-to-day operations of running an SMB healthcare practice.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and onboarding categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our platform, which also includes embedded lease revenue on phone hardware. These recurring revenues accounted for 91% and 92% of our revenue for each of the years ended December 31, 2025 and 2024, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
We also derive revenue associated with installation fees for onboarding customers. We utilize our onboarding services and phone hardware as customer acquisition tools and price them competitively to lower the barriers to entry for new customers adopting our platform. As a result, the variable cost associated with providing phone hardware and onboarding assistance has historically exceeded the related revenue, resulting in negative gross profit for each. The revenue and related costs associated with onboarding new customers are primarily associated with the initial setup of a customer’s software and phone system. Revenue on phone hardware provided to our customers, deemed embedded lease revenue, is recognized over the related subscription period. The associated costs, which primarily represent depreciation expense on phone hardware financed under finance lease arrangements, are incurred over the useful lives of the phone hardware, which is 36 months. We consider the net costs of onboarding and phone hardware, in addition to our sales and marketing activities, to be core elements of our customer acquisition approach.

The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Subscription and payment processing:
Revenue	$228,769	$196,106
Cost of revenue	(50,583)	(43,567)
Gross profit	$178,186	$152,539
Gross margin	78%	78%
Onboarding:
Revenue	$3,463	$3,547
Cost of revenue	(8,757)	(7,793)
Gross profit	$(5,294)	$(4,246)
Gross margin	(153)%	(120)%
Phone Hardware:
Revenue	$6,792	$4,661
Cost of revenue(1)	(7,376)	(7,072)
Gross profit	$(584)	$(2,411)
Gross margin	(9)%	(52)%
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
In addition to pursuing continued customer growth among small businesses, we intend to pursue opportunities to expand our customer base among medium-sized businesses through sales of Weave Enterprise, which is designed for multi-location businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our enhanced Weave platform to multi-location organizations, and effectively retain them.

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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs as well as the cost of phone hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% for each of the years ended December 31, 2025 and 2024.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. In 2025, among other new products, we introduced our AI-receptionist, powered by TrueLark, which automatically follows up on missed calls with a fully interactive AI-powered texting conversation and lets patients book appointments over text or from the practice's website, any time of day. We also delivered Weave Insurance Eligibility, which links directly to multiple dental insurance portals to retrieve detailed patient insurance information which provides a more complete view of a patient’s insurance coverage.

We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products in a timely manner, including those enabled by AI. The depth of our platform’s functionality is dependent upon both our internally-developed technology and our product partnerships and integrations.
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for customer experience and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals. We started in dental and have since successfully expanded to optometry, and veterinary. Most recently, we entered the specialty medical vertical, which has quickly grown to be our second largest vertical by location count and remains our fastest growing. Entering a new industry vertical includes evaluating product-market fit and establishing key integration partnerships with the primary systems of record in that vertical. While we are focused on continued growth within our core specialty healthcare verticals and adjacent healthcare markets, we continue to evaluate additional expansion opportunities.
Key Business Metrics
In addition to our financial information that is presented in accordance with the generally accepted accounting principles in the U.S. (“U.S. GAAP”), we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Number of locations in the table below includes the impact of the acquisition of TrueLark in May 2025. Dollar-based net retention rate and dollar-based gross retention rate exclude the impact of the acquisition of TrueLark as the relevant inputs to the calculation require trailing twelve months of data to calculate.

	December 31,
	2025	2024
Number of locations (at period end)	39,625	34,997
Dollar-based net retention rate	93%	98%
Dollar-based gross retention rate	89%	91%
Number of Customer Locations
We believe the number of customer locations for each year provides us an indicator of our market penetration, the growth of our business and our potential future business opportunities. We measure locations as the total number of customer locations under active subscription with Weave and its wholly-owned subsidiaries as of the end of each reporting period. A single organization or customer with multiple divisions, segments, offices or subsidiaries is counted as multiple locations if they have entered into subscription agreements for each location.
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
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on phone hardware provided to customers. The majority of these subscription arrangements have contractual month-to-month terms, with a small minority portion having contractual terms of 1-3 years. Subscription and phone hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of December 31, 2025 and 2024, approximately 27% and 34% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are reported in deferred revenue on the Company’s consolidated balance sheets.
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
We also collect installation fees for onboarding customers, the revenue for which is recognized upon completion of the installation. Our customers may directly engage with third-party independent contractors to configure phone hardware, install the software and assist with upgrades, for which we do not derive any revenue.
Cost of Revenue
Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs, amortization of finance lease right-of-use assets on phone hardware provided to customers, fees and revenue shares to application providers, voice connectivity and messaging fees, and amortization of internal-use software development costs and acquired technology. Indirect costs include personnel-related expenses, such as salaries, benefits, bonuses and stock-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense. Our acquired technology is measured at its estimated fair value and is amortized over its estimated useful life, which is five years.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, sales commissions, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit, which is determined to be three years. In addition to personnel-related expenses, marketing expenses consist of lead-generating and other advertising activities, as well as the cost of traveling to and attending trade shows. Sales and marketing expenses also include acquisition-related amortization expenses. Our acquired customer relationships and trademarks and trade names are measured at their fair values and are amortized over their estimated useful lives, which are seven years.
We expect that our sales and marketing expenses will continue to increase and continue to be our largest operating expense for the foreseeable future as we grow our business. Although the expenses as a percentage of revenue may fluctuate from period to period, we expect these expenses to decrease as a percentage of revenue over time.
Research and Development
Research and development expenses include software development costs that are not eligible for capitalization and support our efforts to ensure the reliability, availability and scalability of our solutions. Our platform is software-driven, and its research and development teams employ software engineers in the continuous testing, certification and support of our platform and products. Accordingly, the majority of our research and development expenses result from employee-related costs, including salaries, benefits, bonuses, and stock-based compensation, and costs associated with technology tools used by our engineers.
We expect that our research and development expenses will increase as our business grows, particularly as we incur additional costs related to continued investments in our platform and products. However, we expect that our research and development expenses will remain relatively consistent as a percentage of our revenue over time, although there may be fluctuations from period to period. In addition, research and development expenses that qualify as internal-use software development costs are capitalized and the amount capitalized may fluctuate significantly from period to period.
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
Interest Expense
Interest expense results primarily from administrative fees associated with our revolving line of credit and interest on finance lease obligations. Interest on our revolving line of credit is based on a floating per annum rate at the greater of prime rate less 0.25% or 3.50%. Interest on finance leases is based on the leases’ readily determinable rate implicit within the lease agreement. For those leases which do not provide a readily determinable implicit rate, the Company estimates the incremental borrowing rate.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses on short-term investments, foreign currency transactions, and sublease income.
Provision for Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Historically, our U.S. operations have generated taxable losses, and as a result we maintain a valuation allowance against our domestic net deferred tax assets, including net operating loss carryforwards. During the year ended December 31, 2025, we recorded a partial release of valuation allowance related to deferred tax liabilities recognized in connection with the Vidurama acquisition. Notwithstanding this release, we continue to maintain a valuation allowance against our remaining domestic deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$239,024	$204,314
Cost of revenue(1)(3)	66,716	58,432
Gross profit	172,308	145,882

Operating expenses:
Sales and marketing(1)(2)(3)	102,703	84,612
Research and development(1)(2)	44,462	40,231
General and administrative(1)(2)	55,753	52,452
Total operating expenses	202,918	177,295
Loss from operations	(30,610)	(31,413)

Other income (expense):
Interest income	1,811	1,851
Interest expense	(1,700)	(1,523)
Other income (expense), net	1,523	2,928
Loss before income taxes	(28,976)	(28,157)
Income tax benefit (provision)	924	(189)
Net loss	$(28,052)	$(28,346)
______________
(1)Includes stock-based compensation expense as shown below
(2)Includes acquisition transaction costs as shown below
(3)Includes amortization of acquisition-related intangibles as shown below

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$894	$1,014
Sales and marketing	7,510	6,582
Research and development	8,806	8,374
General and administrative	14,921	16,250
Total stock-based compensation	$32,131	$32,220

See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on stock-based compensation expense.

	Year Ended December 31,
	2025	2024
	(in thousands)
Sales and marketing	16	—
Research and development	116	—
General and administrative	1,564	—
Total acquisition transaction costs	$1,696	$—

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	535	—
Sales and marketing	331	—
Total amortization of acquisition-related intangibles	$866	$—
See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on amortization of acquisition related intangibles.
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	28	29
Gross margin	72	71

Operating expenses:
Sales and marketing	43	41
Research and development	19	20
General and administrative	23	26
Total operating expenses	85	87
Loss from operations	(13)	(16)

Other income (expense):
Interest income	1	1
Interest expense	(1)	(1)
Other income (expense), net	1	1
Loss before income taxes	(12)	(15)
Income tax benefit (provision)	—	—
Net loss	(12)%	(15)%
Comparison of the Years Ended December 31, 2025 and December 31, 2024

Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Revenue	$239,024	$204,314	$34,710	17%
Revenue increased by $34.7 million, or 17%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Approximately $23.9 million, or 69% of our revenue growth was attributable to revenue generated from new customer locations acquired during the year ended December 31, 2025, and $10.8 million, or 31% of the increase was attributable to revenue generated from existing customer locations under subscription as of December 31, 2024. Customer locations totaled 39,625 and 34,997 as of December 31, 2025 and 2024, respectively.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$66,716	$58,432	$8,284	14%
Gross margin	72%	71%
The increase in cost of revenue was due primarily to an increase of $5.5 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs, fees paid to application providers, and connectivity and messaging costs. In addition, there was an increase of $2.0 million in personnel-related costs, particularly related to merit increases and new hires, and an increase of $0.8 million in allocated overhead costs.
Our gross margin improvement is derived from a favorable customer mix as a greater portion of our customers had fully depreciated phone hardware, increasing contribution from payments revenue, and from efficiencies with third-party costs incurred for specific platform features and overall data usage as part of our cost management efforts.
Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$102,703	$84,612	$18,091	21%
The increase in sales and marketing expenses was primarily attributable to an increase of $9.3 million in personnel-related expenses, including increases in stock-based compensation, commission, and bonus incentives, largely due to an increases in headcount, merit increases and increases in commissionable sales. In addition demand generation expenses increased by $6.7 million, driven largely by our digital media, brand advocacy and affiliate marketing efforts. We also incurred $0.8 million in additional event-related costs due to increased in-person trade show attendance, and $1.3 million in allocated overhead costs.

Research and Development

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Research and development	$44,462	$40,231	$4,231	11%
The increase in research and development expenses was due to an increase of $5.0 million in personnel-related expenses, largely from salary adjustments and stock-based compensation related to grants for the new and existing employees enhancing our platform infrastructure and developing new product offerings, and an increase of $0.4 million in allocated overhead costs. The overall increase to research and development expenses was partially offset by the capitalization of approximately $1.2 million of incremental internal-use software costs.
General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
General and administrative	$55,753	$52,452	$3,301	6%
The increase in general and administrative expenses was primarily due to a $1.7 million increase in professional services fees, with approximately $1.5 million of this increase attributable to one-time costs associated with the acquisition of TrueLark. We also incurred a $0.6 million increase in personnel-related expenses that was driven by a $1.9 million increase in salaries, wages and bonuses, offset by a decrease of $1.3 million in stock-based compensation expense primarily related to the forfeiture of certain stock-based awards, and an increase of $0.3 million in allocated overhead costs. The overall increase to general and administrative expenses also includes a $0.7 million decrease of capitalized costs due to personnel-related implementation costs incurred in cloud computing arrangements that are service contracts.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Interest income	$1,811	$1,851
Interest expense	(1,700)	(1,523)
Other income, net	1,523	2,928
Total other income (expense), net	$1,634	$3,256	$(1,622)	(50)%
The decrease in other income (expense), net is largely due to decreased realized gains on our short-term investments due to a lower average daily balance over the period, as a result of assets used to fund the TrueLark acquisition and, to a lesser extent, increased fees on our revolving line of credit, and a decrease in average interest rates over the period.
Benefit (Provision) for Income Taxes

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(dollars in thousands)
Income tax benefit (provision)	$924	$(189)	$1,113	589%

We recorded an income tax benefit of $0.9 million in 2025 compared to income tax expense of $0.2 million in 2024, primarily due to deferred tax impacts and valuation allowance changes, including acquisition-related deferred tax liabilities. Foreign tax expense remained relatively consistent year-over-year and continues to be driven primarily by our India operations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in conformity with U.S. GAAP, we use free cash flow, free cash flow margin and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), which are non-GAAP financial measures, to enhance the understanding of our U.S. GAAP financial measures, evaluate growth trends, establish budgets, and assess operating performance. These non-GAAP financial measures should not be considered by the reader as substitutes for, or superior to, the consolidated financial statements and financial information prepared in accordance with U.S. GAAP. See below for a description of these non-GAAP financial measures, reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and their limitations as an analytical tool.

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$17,540	$14,149
Net cash provided by (used in) investing activities	$(6,846)	$8,882
Net cash used in financing activities	$(7,331)	$(22,191)
Free cash flow	$12,860	$10,364
Net cash provided by operating activities as a percentage of revenue	7%	7%
Free cash flow margin	5%	5%
Net loss	$(28,052)	$(28,346)
Adjusted EBITDA	$8,055	$4,538
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
Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, income tax benefit (expense), depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and we do not adjust for amortization of finance lease right-of-use assets on phone hardware provided to our customers. Our amortization adjustment includes the amortization of capitalized costs from both internal-use software development and cloud computing arrangements. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item, acquisition transaction costs, which we believe are not reflective of ongoing results of operations in the period incurred and not directly related to the operation of our business, and amortization of acquisition-related intangible assets. Although we exclude the amortization of acquisition-related intangible assets from the non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets. A financial covenant under our revolving line of credit with SVB uses a different but similar measure of EBITDA, as adjusted for stock-based compensation expense and changes in its deferred revenue balances, which we refer to as Adjusted EBITDA in Note 13 of our consolidated financial statements.
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
Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Revenue	$239,024	$204,314

Net cash provided by operating activities	$17,540	$14,149
Less: Purchase of property and equipment	(2,389)	(2,185)
Less: Capitalized internal-use software costs	(2,291)	(1,600)
Free cash flow	$12,860	$10,364
Net cash provided by (used in) investing activities	$(6,846)	$8,882
Net cash used in financing activities	$(7,331)	$(22,191)
Net cash provided by operating activities as a percentage of revenue	7%	7%
Free cash flow margin	5%	5%

Adjusted EBITDA U.S. GAAP Reconciliation

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Net loss	$(28,052)	$(28,346)
Interest expense	1,700	1,523
(Benefit) provision for income taxes	(924)	189
Interest income	(1,811)	(1,851)
Other (income) expense, net	(1,523)	(2,928)
Depreciation(1)	2,071	2,189
Amortization(2)	1,901	1,542
Amortization of acquisition-related intangibles	866	—
Stock-based compensation	32,131	32,220
Acquisition transaction costs(3)	1,696	$—
Adjusted EBITDA	$8,055	$4,538
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

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $319.1 million as of December 31, 2025 but we have generally generated positive cash flows from operations since fiscal year 2023. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of December 31, 2025, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $55.0 million, as well as $26.8 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $38.1 million of deferred revenue recorded as a current liability as of December 31, 2025. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$17,540	$14,149
Net cash provided by (used in) investing activities	(6,846)	8,882
Net cash used in financing activities	(7,331)	(22,191)
Operating Activities
For the year ended December 31, 2025, cash provided by operating activities was $17.5 million, primarily consisting of our net loss of $28.1 million adjusted for non-cash charges of $63.7 million, and net cash outflows of $18.1 million provided by changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $18.3 million increase in deferred contract costs, comprised of sales commissions earned on bookings, a $4.2 million decrease in operating lease liabilities from payments made, an increase to accounts receivable of $1.6 million, a decrease in deferred revenue of $1.7 million and decrease in accounts payable of $1.1 million. These amounts were partially offset by an increase in accrued liabilities of $7.1 million, and a decrease of $1.6 million to prepaid expenses and other assets.
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
Investing Activities
Cash provided by investing activities for the year ended December 31, 2025 was $6.8 million, primarily due to $58.5 million of maturities of short-term investments, which were partially offset by $36.8 million in purchases of short-term investments. Additionally, we purchased $2.4 million in furniture, equipment and leasehold improvements, capitalized $2.3 million of personnel-related costs as internal-use software development, and incurred $23.9 million in business acquisitions, net of cash acquired.
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
Financing Activities
Cash used in financing activities for the year ended December 31, 2025 was $7.3 million, due to $2.9 million from payments made for taxes related to the net share settlement of equity awards and $7.2 million from principal payments made on finance lease obligations. These cash outflows were partially offset by $2.0 million received from our employee stock purchase plan and $0.8 million in proceeds received from employee stock option exercises.
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
Stock-Based Compensation
We issue stock options and restricted stock units (“RSUs”) to employees, consultants, and directors, and stock purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) to employees based on their estimated fair value on the date of the grant. For stock options and ESPP, the fair value is estimated using the Black-Scholes option-pricing model. The fair value of RSUs is based on the closing market price of our common stock on the date of the grant. For stock options, the ESPP, and RSUs, the related stock-based compensation is recognized in the consolidated statements of operations and comprehensive loss using the straight-line attribution method. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
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
Accounting for business combinations requires that we make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we use to be reasonable and appropriate, they are inherently uncertain. Critical estimates in valuing certain acquired assets may include, but are not limited to, expected future cash flows, including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, the estimated royalty rates we anticipate will be relieved by acquiring the target’s technology and trademarks, and assumptions associated with the technology migration curve. We derive the discount rates used to discount expected future cash flows to present value using a weighted-average cost of capital analysis adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of these assumptions, estimates, or actual results.
Contractual Obligations and Commitments
Refer to the notes to our consolidated financial statements within “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details on contractual obligations.
Our principal commitments consist of obligations under the Silicon Valley Bank Credit Facility (discussed below and within Note 13), operating leases for office space (Note 9), finance leases for phone equipment for our solution (Note 9), as well as non-cancellable purchase commitments (Note 12).
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2025.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB, a division of First-Citizens Bank & Trust Company (“SVB”) allowing for total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, maintained a total borrowing capacity of up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. We are required to pay a recurring annual fee of $0.1 million beginning in July 2026 on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by substantially all of the Company’s assets. The July 2025 Amendment includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum liquidity of $20 million, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of EBITDA as adjusted for stock-based compensation expense and changes in our deferred revenue balances. We did not take any advances on the revolving line of credit in the year ended December 31, 2025. As of December 31, 2025, there was no outstanding balance on the line of credit, the full $50.0 million in borrowing capacity was available to us, and we were in compliance with all SVB loan covenants.
Recently Adopted Accounting Pronouncements
For more information on recent accounting pronouncements, see the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Adopted” and “—Accounting Pronouncements Pending Adoption” in Note 2 to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until December 31, 2026.
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
Our credit facility bears an interest rate of the greater of Prime Rate less 0.25% or 3.50%. Increases in Prime Rate would increase the interest rate on any borrowings. As of December 31, 2025, we had no outstanding borrowing balance on our credit facility.
Foreign Currency Exchange Risk
The vast majority of our customer subscription agreements are denominated in U.S. dollars, with a small number of subscription agreements denominated in Canadian dollars. A small portion of our operating expenses are incurred outside the U.S., denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and the Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations and comprehensive loss. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Weave Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weave Communications, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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
March 5, 2026

We have served as the Company’s auditor since 2016.

WEAVE COMMUNICATIONS, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$54,959	$51,596
Short-term investments	26,761	47,534
Accounts receivable, net	4,347	3,743
Deferred contract costs, net	13,309	11,568
Prepaid expenses and other current assets	5,618	6,298
Total current assets	104,994	120,739
Non-current assets:
Property and equipment, net	9,212	8,443
Operating lease right-of-use assets	33,779	37,516
Finance lease right-of-use assets	10,490	10,650
Deferred contract costs, net, less current portion	11,163	9,487
Intangible assets, net	7,134	—
Goodwill	29,465	—
Other non-current assets	1,731	2,091
TOTAL ASSETS	$207,968	$188,926
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,262	$8,276
Accrued and other current liabilities	27,919	17,638
Deferred revenue	38,051	39,987
Current portion of operating lease liabilities	4,658	4,119
Current portion of finance lease liabilities	6,706	6,600
Total current liabilities	84,596	76,620
Non-current liabilities:
Other long-term liabilities	200	—
Operating lease liabilities, less current portion	34,554	38,961
Finance lease liabilities, less current portion	6,234	6,377
Total liabilities	125,584	121,958
COMMITMENTS AND CONTINGENCIES (Note 10)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of December 31, 2025 and 2024, respectively, 78,353,381 and 73,225,253 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	401,576	358,549
Accumulated deficit	(319,065)	(291,013)
Accumulated other comprehensive loss	(127)	(568)
Total stockholders' equity	82,384	66,968
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,968	$188,926
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$239,024	$204,314	$170,468
Cost of revenue	66,716	58,432	54,377
Gross profit	172,308	145,882	116,091
Operating expenses:
Sales and marketing	102,703	84,612	70,765
Research and development	44,462	40,231	34,040
General and administrative	55,753	52,452	45,652
Total operating expenses	202,918	177,295	150,457
Loss from operations	(30,610)	(31,413)	(34,366)
Other income (expense):
Interest income	1,811	1,851	2,196
Interest expense	(1,700)	(1,523)	(1,923)
Other income, net	1,523	2,928	3,322
Loss before income taxes	(28,976)	(28,157)	(30,771)
Income tax benefit (provision)	924	(189)	(260)
Net loss	$(28,052)	$(28,346)	$(31,031)
Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.40)	$(0.46)
Weighted-average common shares outstanding - basic and diluted	76,306,740	71,656,892	67,694,978
Other comprehensive loss
Change in foreign currency translation, net of tax	427	(657)	108
Net unrealized gain (loss) on investments, net of tax	$14	$(21)	$31
Total comprehensive loss	$(27,611)	$(29,024)	$(30,892)
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive		Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income		Equity
BALANCE - December 31, 2022	65,739,053	$—	$314,884	$(231,636)	$(29)		$83,219

Issuance of common shares from stock option exercises	1,756,386	—	12,866	—	—		12,866
Issuance of common shares from the employee stock purchase plan	292,246	—	1,329	—	—	—	1,329
Vesting of restricted stock units	3,662,161	—	—	—	—		—
Common stock withheld related to net settlement of equity awards	(1,333,489)	—	(10,388)	—	—		(10,388)
Stock-based compensation	—	—	22,823	—	—		22,823
Foreign currency translation adjustments, net of tax	—	—	—	—	108		108
Net unrealized gain on investments	—	—	—	—	31		31
Net loss	—	$—	$—	$(31,031)	$—		$(31,031)
BALANCE - December 31, 2023	70,116,357	$—	$341,514	$(262,667)	$110		$78,957

Issuance of common shares from stock option exercises	325,641	—	1,727	—	—		1,727
Issuance of common shares from the employee stock purchase plan	220,042	—	1,997	—	—		1,997
Vesting of restricted stock units	4,198,162	—	—	—	—		—
Common stock withheld related to net settlement of equity awards	(1,634,949)	—	(18,855)	—	—		(18,855)
Stock-based compensation	—	—	32,166	—	—		32,166
Foreign currency translation adjustments, net of tax	—	—	—	—	(657)		(657)
Net unrealized gain on investments	—	—	—	—	(21)		(21)
Net loss	—	—	—	(28,346)	—		(28,346)
BALANCE - December 31, 2024	73,225,253	$—	$358,549	$(291,013)	$(568)		$66,968

Issuance of common shares from stock option exercises	228,134	—	780	—	—		780
Issuance of common shares from the employee stock purchase plan	248,252	—	1,970	—	—		1,970
Issuance of common shares upon the acquisition of Vidurama, Inc.	931,438	—	10,041	—	—		10,041
Indemnification holdback shares related to the acquisition of Vidurama, Inc.	—	—	539	—	—		539
Issuance costs	—	—	(26)	—	—		(26)
Vesting of restricted stock units	4,116,763	—	—	—	—		—
Common stock withheld related to net settlement of equity awards	(396,459)	—	(2,861)	—	—		(2,861)
Stock-based compensation	—	—	32,584	—	—		32,584
Foreign currency translation adjustments, net of tax	—	—	—	—	427		427
Net unrealized gain on investments	—	—	—	—	14		14
Net loss	—	—	—	(28,052)	—		(28,052)
BALANCE - December 31, 2025	78,353,381	—	401,576	(319,065)	(127)		82,384
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,052)	$(28,346)	$(31,031)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	11,590	11,517	12,001
Amortization of operating right-of-use assets	4,041	3,951	3,831
Amortization of intangible assets	866	—	—
Provision for credit losses	1,112	1,867	1,164
Amortization of deferred contract costs	14,835	13,418	12,171
Loss on disposal of assets	8	1	16
Stock-based compensation, net of amount capitalized	32,131	32,220	22,823
Net accretion of discounts on short-term investments	(902)	(2,134)	(2,668)
Changes in operating assets and liabilities:
Accounts receivable	(1,609)	(2,099)	(1,379)
Deferred contract costs	(18,252)	(15,304)	(13,313)
Prepaid expenses and other assets	1,636	373	(680)
Accounts payable	(1,091)	3,116	1,323
Accrued liabilities	7,060	(941)	4,855
Operating lease liabilities	(4,172)	(3,970)	(3,714)
Deferred revenue	(1,661)	480	4,822
Net cash provided by operating activities	17,540	14,149	10,221
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	58,456	66,438	62,150
Purchases of short-term investments	(36,767)	(53,771)	(66,199)
Purchases of property and equipment	(2,389)	(2,185)	(1,691)
Capitalized internal-use software costs	(2,291)	(1,600)	(1,999)
Business acquisitions, net of cash acquired	(23,855)	—	—
Net cash provided by (used in) investing activities	(6,846)	8,882	(7,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit	—	—	(10,000)
Principal payments on finance leases	(7,168)	(7,060)	(7,530)
Proceeds from stock option exercises	754	1,727	12,866
Payments for taxes related to net share settlement of equity awards	(2,861)	(18,855)	(10,388)
Stock issuance costs	(26)	—	—
Proceeds from the employee stock purchase plan	1,970	1,997	1,329
Net cash used in financing activities	(7,331)	(22,191)	(13,723)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,363	840	(11,241)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,596	50,756	61,997
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,959	$51,596	$50,756
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,700	$1,523	$1,923
Cash paid during the period for income taxes	$496	$189	$260
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$28	$28	$52
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$7,131	$7,395	$7,183
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$304	$149	$154
Unrealized gain (loss) on short-term investments	$14	$(21)	$31
Stock-based compensation included in capitalized software development costs	$396	$34	$—
Equity issued as consideration in business combinations	$10,041	$—	$—
Consideration withheld for indemnification liabilities related to business combinations	$1,789	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

WEAVE COMMUNICATIONS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Description of the Business
Description of the Business
Weave Communications, Inc., with its wholly-owned subsidiaries (collectively, “Weave” or the “Company”) sells subscriptions to the Weave platform, a vertical Software-as-a-Service (“SaaS”) platform that delivers AI-powered patient engagement solutions for small and medium-sized healthcare practices. The Weave platform combines patient engagement, payments, and other operational software tools with voice over internet protocol (“VoIP”) phone services. The Company was incorporated in the state of Delaware in October 2015, and its corporate headquarters are located in Lehi, UT.
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
Segments
The Company determines its operating and reportable segments based on how the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer (“CEO”), reviews and manages the operating results of the business to evaluate segment performance and allocate resources within the business. As described in Note 17, the Company operates as one operating and reportable segment.
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
Concentration of Risks
The functionality of the Company’s software and cloud-based phone system relies heavily on its ability to integrate with customers’ systems of record, including practice or client management systems. In some of the core healthcare verticals that the Company serves, less than five providers make up the majority of practice management systems (“PMS”) maintained by practitioners in the U.S. At this time, the Company does not anticipate loss of integration rights with any of these major providers. To mitigate the risk, the Company has developed a system-agnostic subscription option that, if needed, does not rely on an integration for functionality.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, the Company’s cash balances held at financial institutions may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash.
No customers accounted for more than 10% of accounts receivable or total revenues as of and for the years ended December 31, 2025, 2024, and 2023. To date, the Company has not experienced material losses related to non-payment by customers.
Geographic Information
Other than the U.S., no individual country exceeded 10% of total revenues for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024, substantially all of the Company’s long-lived assets were located in the U.S.
Revenue Recognition
The Company derives the majority of its revenue from subscription services by providing customers access to its platform.
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
The Company recognizes revenue as follows:
Subscriptions revenue (software and phone service) is generated from fees that provide customers access to one or more of the Company’s software applications and related services. These arrangements have contractual terms, wherein payment is generally received up front either monthly or annually. Arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the services over the contractual period. The Company transfers control of services evenly over the contractual period. Accordingly, the consideration related to subscriptions is recognized over time on a straight-line basis over the contract term beginning on the date the Company’s service is made available to the customer.
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
The Company offers remote installation services as part of the onboarding process, wherein the Company can install pre-configured applications on customer hardware, which allow remote access to Weave’s cloud solution. Customers may also choose to engage directly with one of several preferred third-party providers to perform on-site installation services. The Company considers onboarding and installation services a separate performance obligation, and recognizes revenue at the time the installation services are complete.
Excluding payments services and installation revenue, most customers are billed in advance and may elect to be billed on a monthly or annual basis, while a small subset of customers are billed monthly in arrears. The Company records deferred revenue when cash payments are received or billings are due in advance of the performance of services. Deferred revenue is recognized as revenue when, or as, the performance obligations are satisfied. Software and phone service revenue is recognized net of discounts in the condensed consolidated statements of operations and comprehensive loss. The Company does not consider discounts to be variable consideration as they are stated on each agreement and not subject to contingencies or variability. The Company collects sales and communications taxes from its customers. In the consolidated statements of operations and comprehensive loss, amounts collected from taxes are excluded from the reported revenue amounts.
The Company elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less.
In addition to providing software and VoIP phone services, the Company provides phone hardware to its customers as part of its subscription offering. The Company allows customers to include phones without adjustment to the subscription base price, depending on the selected subscription bundle. The majority of customers select a bundle which includes five phones without adjustment to the subscription price. In such arrangements, the Company is deemed the lessor and the arrangement is an operating lease per guidance provided in the Accounting Standards Codification (“ASC”) 842, Leases. Title of the phones does not transfer to the customer at any point. If a customer were to cancel at any time, the phones are returned to the Company. For the years ended December 31, 2025, 2024, and 2023 the Company recorded $6.8 million, $4.7 million and $4.5 million, respectively, in lease revenue associated with the phone hardware.
As a lessor, future minimum lease payments may vary due to customer agreements being either month-to-month or annual, and the fact that subscription payments are allocated based on the fair value of all services provided to the customer. With phone hardware being deployed to customers for their useful life, residual value does not accrue to the benefit of the Company. Phone hardware that is returned is refurbished and placed into service.
Cash and Cash Equivalents
Cash consists of deposits in financial institutions. Cash equivalents consist of highly liquid investments in money market securities with an original maturity of 90 days or less. The fair value of cash equivalents approximated their carrying value as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company did not have any restricted cash.
Liquidity and Capital Resources
The Company has incurred losses and, prior to 2023, has generated negative cash flows from operations since inception. As of December 31, 2025, the Company had an accumulated deficit of $319.1 million. The Company funds its operations through cash flows generated by sales of its product offerings. As of December 31, 2025, the Company had no outstanding borrowings under its revolving line of credit and $50.0 million in available borrowing capacity.
The Company believes its existing cash, cash equivalents, short-term investments, borrowing capacity under its revolving line of credit, and cash flows provided by sales of product offerings will be sufficient to meet operating cash flow requirements for at least twelve months from the date of issuance of the December 31, 2025 consolidated financial statements. As a result of the Company’s growth plans, the Company may experience losses and negative cash flows from operations in the future.

Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of our subsidiaries in India is the U.S. dollar. The functional currency of our subsidiary in Canada is the Canadian Dollar. Transactions within a subsidiary entity which are denominated in currencies other than the subsidiary’s functional currency are recorded based on the exchange rates at the time such transactions arise. Resulting gains and losses are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss in the period of occurrence.
Revenues and expenses of the Company’s foreign subsidiaries are translated from the applicable functional currency to the U.S. dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the period-end exchange rates. Resulting gains or losses from translating foreign currency are included in accumulated other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as current assets on its consolidated balance sheets. These securities are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is more likely than not that the Company will sell the securities before the recovery of their cost basis. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss, and the amount related to all other factors, which is recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. To date, the Company has not experienced any credit losses on its investments.
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss. Realized gains, consisting of discount accretion, for the years ended December 31, 2025, 2024, and 2023 were $0.9 million, $2.1 million, and $2.7 million, respectively.
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
For the Company’s trade accounts receivable from its customers, the Company performs ongoing credit evaluations of its customers and maintains a provision for expected credit losses. The provision for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. The Company’s provision for credit losses was $0.7 million and $0.5 million as of December 31, 2025 and 2024, respectively.

The following is a roll forward of our provision for credit losses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance Beginning of Period	$523	$200	$—
Charged to Costs or Expenses	1,112	1,867	1,164
Deductions	(897)	(1,544)	(964)
Balance at End of Period	$738	$523	$200
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
When property and equipment is retired or otherwise disposed of, the net book value of the asset is removed from the respective accounts and any gain or loss is included in other income, net in the consolidated statements of operations and comprehensive loss.
Capitalized Software Costs
The Company capitalizes certain costs in connection with implementing or developing software for internal use and as part of its platform, which are subject to ASC 350-40, Internal Use Software. Amortization of such costs begins when the implementation or development of the project is substantially complete and the software is ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is stated at cost less accumulated amortization and amortized on a straight-line basis over its estimated period of expected benefit, which is three years. Amortization expense associated with these costs is reported in the cost of revenue line item on the consolidated statements of operations and comprehensive loss.
Capitalized Cloud Computing Costs
The Company capitalizes certain costs incurred to implement cloud computing arrangements that are service contracts. Amortization of such costs begins when the implementation of the arrangement is substantially complete and the software is ready for its intended use. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Costs incurred during the preliminary project or the post-implementation and operation stages of the project are expensed as incurred. Implementation costs are included in other assets on the consolidated balance sheets. Amortization of capitalized implementation costs is included in the same line item in the consolidated statements of operations and comprehensive loss as the expense for fees for the associated with the hosting arrangement.

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
Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance lease right-of-use assets and finance lease liabilities are disclosed separately on the consolidated balance sheets. As discussed in the Leases footnote below, the Company’s finance lease arrangements are related to phone hardware, and, as such, the Company depreciates the related finance lease right-of-use assets consistent with the phone hardware useful life policy presented in the table above, which is three years.
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
These costs are recorded as deferred contract costs, net on the consolidated balance sheets. Amortization of deferred contract costs related to commissions, and the associated taxes and fringe benefit costs, are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss. Deferred contract costs related to one-time registration fees paid to mobile carriers are included in cost of revenue in the consolidated statements of operations and comprehensive loss. These costs are amortized on a straight-line basis over the average period of consumer benefit, which is three years. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the anticipated customer life, historical customer life, and the useful life of the Company’s product offerings.

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
Intangible Assets
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the asset, which ranges from five to seven years.
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
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment, capitalized software costs, intangible assets, leases and deferred contract costs. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Significant management judgment is required in determining the estimated undiscounted future cash flows expected to be generated by the asset group and the fair value of long-lived assets for impairment purposes. No events or changes in circumstances were identified and no impairment has been recognized for the years ended December 31, 2025, 2024, and 2023.
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded advertising expense of $17.2 million, $11.8 million, and $8.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Advertising costs are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
Stock-based compensation expense resulting from stock options is measured at the grant date fair value of the award and is calculated using the Black-Scholes option pricing model. This compensation expense is recognized using the straight-line attribution method over the requisite service period. The Company accounts for forfeitures as they occur. See Note 14 for further detail on the judgments and assumptions used to calculate stock-based compensation expense.
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
The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. A tax benefit is recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. For such positions, the largest benefit that has a greater than 50% likelihood of being realized upon settlement is recognized in the consolidated financial statements. Where applicable, interest and penalties are recognized in the provision for income taxes on the consolidated statement of operations and comprehensive loss.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted net loss per share is computed using the weighted-average number of shares of common stock plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method unless their effect is antidilutive. See Note 15 for a listing of potentially dilutive common shares outstanding as of December 31, 2025, 2024, and 2023.
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2025 and should be adopted prospectively with the option to be adopted retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on its related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures and statements of operations and comprehensive loss.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient when estimating expected credit losses on current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and should be adopted prospectively. The Company has evaluated the impact of ASU 2025-05 on its related disclosures, statements of operations and comprehensive loss, and balance sheets noting no material impact.
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
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its interim reporting.
As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Beginning on December 31, 2026, the Company will no longer qualify for emerging growth company status; as such, future accounting pronouncements will be adopted in accordance with the adoption dates applicable to public companies.

3.Business Combinations
On May 16, 2025, Weave acquired all outstanding shares of Vidurama, Inc. (“TrueLark”), an AI-    powered receptionist and front-desk automation platform provider for total consideration of $35.9 million. Total consideration includes $2.3 million which was held back for indemnification and working capital purposes; of this amount, $0.5 million cash was held back for a period of 90 days following the acquisition for working capital adjustments. The total obligation owed after the 90-day holdback period has been paid as of December 31, 2025. $1.6 million will be held back for a 12-month indemnification period, comprised of $0.5 million of the Company’s common stock, or 49,967 shares, and $1.1 million cash. These shares of common stock are considered outstanding for the purposes of calculating earnings per share (see Note 15) and the value of the shares is included in additional paid-in capital on the consolidated balance sheets. The Company is entitled to retain $0.2 million of the remaining cash holdback for a period of six years in order to resolve all indemnification claims made during the allowable time period. The acquisition did not have a material effect on the Company’s revenue or earnings in the consolidated statements of operations and comprehensive loss for the reporting periods presented, nor would the presentation of combined financial results on a pro-forma basis for the prior two years be material. The Company accounted for the acquisition as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.
The allocation of the purchase price was as follows (in thousands):

Consideration transferred
Cash paid	$23,549
Equity issued	10,041
Holdback amount	2,325
Total purchase consideration	$35,915
Identifiable assets acquired
Cash	231
Accounts receivable	107
Prepaid expenses and other assets	597
Intangible assets: developed technology	4,300
Intangible assets: customer relationships	2,300
Intangible assets: trademarks and trade names	1,400
Total assets acquired	$8,935
Liabilities assumed
Accounts payable and accrued liabilities	2,333
Deferred revenue	152
Total liabilities assumed	2,485
Goodwill	29,465
Total purchase consideration	$35,915
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill for an amount of $29.5 million as of December 31, 2025. The goodwill generated from the transaction is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce value. No amount of goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions using the income approach. Customer relationships were valued under the multi-period excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible assets. Developed technology and trademarks and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
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
Pursuant to the definitive agreement for the business combination, certain key TrueLark employees were granted performance-based restricted stock unit awards (“PRSUs”) that will vest upon TrueLark’s achievement of certain revenue milestones in the first and second twelve-month periods following the acquisition, subject to the recipients’ continued employment with the Company through such dates. The recipients of these awards are eligible to receive two potential payouts of up to $5.0 million each, settled in up to 1,000,000 shares of the Company’s common stock, on each of the last days of the month following the first and second anniversaries of the merger. Because these payouts are dependent on continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. These awards are deemed to be liability-classified awards. As of December 31, 2025, the service-based vesting requirements for both potential payouts associated with the PRSUs were not met and the previously recognized stock-based compensation expense of $2.7 million was reversed, along with the associated liability of the same amount within other long-term liabilities related to this agreement.
4.Goodwill and Intangible Assets
Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2024	$—
Additions (Note 3)	29,465
Balance as of December 31, 2025	$29,465
Intangible Assets consisted of the following (in thousands):

	Weighted-Average	December 31, 2025
	Remaining Useful Life		Accumulated
		Gross	Amortization	Net
Trademarks and Trade Names	76 months	$1,400	$(125)	$1,275
Developed Technology	52 months	4,300	(535)	3,765
Customer Relationships	76 months	2,300	(206)	2,094
Total		$8,000	$(866)	$7,134

Amortization expense for intangible assets was $0.9 million for the year ended December 31, 2025. The Company did not own definite-lived intangible assets prior to 2025.
Based on the recorded intangible assets at December 31, 2025, estimated future amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
2026	1,381
2027	1,381
2028	1,381
2029	1,381
2030	881
Thereafter	729
Total	$7,134
5.Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers for all periods presented. See Note 2 for a description of the Company’s revenue recognition accounting policy.
Contract Balances
For the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue of $39.4 million, $38.9 million and $34.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of each respective period.
Deferred Contract Costs
The following table summarizes the activity of deferred contract costs (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$21,055	$19,169	$18,027
Capitalization of contract costs	18,252	15,304	13,313
Amortization of deferred contract costs	(14,835)	(13,418)	(12,171)
Ending balance	$24,472	$21,055	$19,169
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
•Onboarding and installation services (pre-configured applications and phone hardware); and

•Phone hardware.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and onboarding categories to identify revenue that are one-time in nature from those that are term-based and renewable.
The table below outlines revenue for the Company’s recurring subscription (software and phone services) and payment processing services, as well as for its onboarding services, and phone hardware for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Subscription and payment processing	$228,769	$196,106	$162,715
Phone Hardware (embedded lease)	6,792	4,661	4,521
Total recurring revenue	235,561	200,767	167,236

Onboarding	3,463	3,547	3,232
Total onboarding revenue	3,463	3,547	3,232

Total revenue	$239,024	$204,314	$170,468
6.Fair Value Measurements
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,785	$—	$—	$35,785
Short-term investments
US government and agency securities	17,129	—		17,129
Commercial paper	—	9,632	—	9,632
Total	$52,914	$9,632	$—	$62,546

The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy for the year ended December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,708	$—	$—	$31,708
Short-term investments
US government and agency securities	32,323	—		32,323
Commercial paper	—	15,211	—	15,211
Total	$64,031	$15,211	$—	$79,242
There were no transfers of financial assets or liabilities into or out of Level 3 during the years ended December 31, 2025 or 2024.
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$17,122	$7	$—	$17,129
Commercial paper	9,632	1	(1)	9,632
Total	$26,754	$8	$(1)	$26,761
The following table summarizes the Company's short-term investments on the consolidated balance sheets as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$32,309	$23	$(9)	$32,323
Commercial paper	15,203	8	—	15,211
Total	$47,512	$31	$(9)	$47,534
The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,174	$—	$—	$19,174
Cash equivalents
Money market funds	35,785	—	—	35,785
Total	$54,959	$—	$—	$54,959

The following table summarizes the Company’s cash and cash equivalents on the consolidated balance sheets as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,888	$—	$—	$19,888
Cash equivalents
Money market funds	31,708	—	—	31,708
Total	$51,596	$—	$—	$51,596
As of December 31, 2025, the weighted-average remaining contractual maturities of available-for-sale securities was approximately four months.
No available for sale securities held as of December 31, 2025 have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2025, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are scheduled to mature within one year from the balance sheet date.
For the years ended December 31, 2025, 2024, and 2023, both unrealized holding gains and losses are immaterial and the resulting net unrealized holding gains and losses have been included in accumulated other comprehensive loss.
As of December 31, 2025 and 2024, the Company had no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Realized gains, consisting of discount accretion, for the years ended December 31, 2025 and 2024 and 2023 were $0.9 million, $2.1 million, and $2.7 million respectively which is included in other income, net on the consolidated statements of operations and comprehensive loss.
7.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Office equipment	$3,501	$6,626
Office furniture	5,539	5,670
Leasehold improvements	3,039	2,763
Capitalized internal-use software	9,746	7,059
Payment terminals	2,523	2,308
Property and equipment, gross	24,348	24,426
Less accumulated depreciation and amortization	(15,136)	(15,983)
Property and equipment, net	$9,212	$8,443
Depreciation and amortization expense on property and equipment (excluding amortization on operating right-of-use (“ROU”) assets) was $11.6 million, $11.5 million, and $12.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Of this expense, $7.4 million, $7.1 million and $7.4 million was related to phone hardware finance ROU assets (see also Note 9) and data center equipment, and has been included in cost of revenue in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023, respectively.
The carrying value of capitalized internal-use software consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Capitalized internal-use software	$9,746	$7,059
Less: accumulated amortization	(5,854)	(4,508)
Capitalized internal-use software, net	$3,892	$2,551
Capitalized internal-use software amortization expense was $1.3 million for the year ended December 31, 2025 and $1.2 million for each of the years ended December 31, 2024 and 2023, and has been included in the cost of revenue in the consolidated statements of operations and comprehensive loss. Capitalized software implementation amortization expense was $0.6 million, $0.3 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and has been included in operating expense in the consolidated statements of operations and comprehensive loss.
8.Accrued and Other Current Liabilities
Accrued liabilities consisted of the following for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Payroll-related accruals	$12,212	$11,353
Accrued vendor and professional fees	6,020	2,131
Sales and telecom taxes	3,975	2,451
Employee stock purchase plan liability	1,008	955
Third-party commissions	538	397
Other	4,166	351
Total	$27,919	$17,638

9.Leases
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

Lease expense and other information consisted of the following for the periods presented (in thousands, except lease terms and discount rates):

	Year Ended December 31,
	2025	2024	2023
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$7,359	$7,096	$7,421
Interest on lease liabilities	1,410	1,342	1,165
Operating lease expense	5,632	5,690	5,690
Short-term lease expense	46	43	18
Variable lease expense	479	301	40
Total lease expense	$14,926	$14,472	$14,334

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$1,410	$1,342	$1,165
Financing cash outflow from finance leases	$7,168	$7,060	$7,530
Operating leases:
Operating cash outflow from operating leases	$5,762	$5,721	$5,574

Other information
Finance leases:
Weighted-average remaining lease term (years)	1.8
Weighted-average discount rate	10.8%
Operating leases:
Weighted-average remaining lease term (years)	7.1
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters under a non-cancelable operating lease agreement which expires in January 2033. Though the Company will consider renewal options on its lease as it nears expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of December 31, 2025. The rate implicit in the Company’s operating lease is not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. The office space lease agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient and does not separate lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC Topic 842, Leases.
Total rent expense for office space leases was $5.6 million for the year ended December 31, 2025, and $5.5 million for each of the years ended December 31, 2024, and 2023, respectively, and is reported gross of sublease income received.

Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Years ending December 31,
2026	$6,083
2027	6,009
2028	6,139
2029	6,292
2030	6,450
Thereafter	13,953
Total	44,926
Less: imputed interest	(5,714)
Present value of operating lease obligations	$39,212
The Company as the Lessor
The Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. In April 2023, the Company entered into a Sublease Agreement for the fourth floor of its corporate headquarters in Lehi, Utah. This agreement was renewed in October 2025 with a three-year lease term beginning in March 2026. Sublease income is included in other income (expense) on the consolidated statements of operations and comprehensive loss.
The Company reported revenues associated with these leases for the periods presented as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Phone hardware revenue	6,792	4,662	4,521
Sublease income	877	877	658
Total	$7,669	$5,539	$5,179
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of December 31, 2025 the Company had 90 executed and active lease agreements for phone hardware. These agreements have maturity dates ranging from January 2026 to December 2028. As of December 31, 2025, the gross value of phone hardware acquired under these capital leases approximated $21.4 million. Amortization expense on finance-leased phone hardware was $7.4 million, $7.1 million, and $7.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in depreciation expense on the consolidated statements of operations and comprehensive loss as referenced in Note 7.

Future minimum lease payments for the Company’s finance leases as of December 31, 2025 were as follows (in thousands):

Years ending December 31,
2026	$7,697
2027	4,697
2028	2,062
2029	—
2030	—
Thereafter	—
Total	14,456
Less: amounts representing interest	(1,516)
Present value of finance lease obligations	$12,940
10.Income Taxes
Loss before income taxes was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(30,088)	$(28,776)	$(30,622)
Foreign	1,112	619	(149)
Total	$(28,976)	$(28,157)	$(30,771)
The components of the provision for (benefit from) income taxes were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	76	9	53
Foreign	343	226	247
Deferred
Federal	(1,233)	—	—
State	(46)	—	—
Foreign	(64)	(46)	(40)
Total	$(924)	$189	$260
The income tax benefit for the year ended December 31, 2025 was primarily attributable to a partial release of the valuation allowance related to deferred tax liabilities recognized in connection with the Vidurama acquisition.

The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	1.75	3.80	2.70
Stock-based compensation	13.97%	22.76%	7.54%
Section 162(m)	(21.01)	(22.67)	(13.40)
Change in valuation allowance	(11.36)	(32.87)	(19.97)
Other	(1.16)	7.31	1.29
Effective tax rate	3.19%	(0.67)%	(0.84)%

The components of deferred tax assets and liabilities were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$56,267	$51,550
Sales and use tax reserves	253	197
Stock-based compensation	2,360	2,914
Compensation related accruals	1,889	1,307
Interest expense limitations	—	309
Leases - Right-of-use liability	9,742	10,749
Other	571	327
Fixed assets	598	651
Capitalized research expenses	15,064	11,082
Valuation allowance	(70,195)	(64,119)
Total deferred tax assets - net	16,549	14,967
Deferred tax liabilities:
Intangible assets	(2,003)	(367)
Leases - Right-of-use asset	(8,392)	(9,360)
Deferred contract costs	(5,978)	(5,129)
Total deferred tax liabilities	(16,373)	(14,856)
Net deferred taxes assets	$176	$111
Activity of the deferred tax asset valuation allowance was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the year	$64,119	$54,867	$48,723
Charged to benefit or expense	6,076	9,252	6,144
Balance at end of the year	$70,195	$64,119	$54,867
The Company evaluates the realizability of its deferred tax assets by considering all available positive and negative evidence, including historical operating results, projections of future taxable income, tax planning strategies and sources of future taxable income. Due to cumulative losses, the Company has recorded a valuation allowance against its domestic deferred tax assets as of December 31, 2025.

Deferred tax liabilities recognized in connection with the Vidurama acquisition were considered as a source of future taxable income in the Company’s valuation allowance assessment. Accordingly, the Company recorded a partial release of its valuation allowance related to these deferred tax liabilities. The Company continues to maintain a valuation allowance against its remaining domestic deferred tax assets. Net deferred tax assets are included in other non-current assets on the consolidated balance sheet.
As of December 31, 2025, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $227.5 million and $170.9 million, respectively. U.S. federal NOLs generated after 2017 and prior begin to expire in 2034. U.S. federal NOLs generated after 2017 may be carried forward indefinitely but are limited to utilization of 80% of taxable income in any given year. Of the total U.S. federal NOL carryforwards, approximately $195.6 million may be carried forward indefinitely. Certain state NOLs begin to expire in 2026. The realization of these NOLs is dependent upon the generation of sufficient taxable income prior to their expiration. In addition, utilization of the NOLs may be limited under Sections 382 and 383 of the Internal Revenue Code following an ownership change.
ASC 740-10 provides guidance for the recognition and measurement of uncertain tax positions. The Company had no unrecognized tax benefits at December 31, 2025 or 2024. The Company does not anticipate any significant changes in unrecognized tax benefits within the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. U.S. federal tax years 2022 and forward remain subject to examination. Although tax years prior to 2022 are generally closed under the applicable statue of limitations, net operating loss carryforwards generated in those years may be subject to examination to the extent utilized in future periods. State and foreign tax years remain open beginning in 2022 and 2021, respectively, depending on jurisdiction.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The Company evaluated the impact of the legislation and determined that it did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company will continue to monitor and evaluate the effects of OBBBA on future reporting periods.
11.Related Party Transactions
Apart from director compensation, there were no related-party transactions during the years ended years ended December 31, 2025, 2024, and 2023.
12.Commitments and Contingencies
Legal Matters
As of December 31, 2025 and through the issuance date of these consolidated financial statements, the Company is not involved in any legal proceedings that it believes could have a material adverse effect on its business, financial condition, results of operations, or liquidity.
Other Purchase Commitments
In the ordinary course of business the Company has entered into certain non-cancelable contractual commitments related to third-party cloud infrastructure agreements and subscription arrangements. Purchases made under commitments related to these services totaled $11.3 million and $1.6 million during the years ended December 31, 2025 and 2024. No purchases were made under commitments related to these services for the year ended December 31, 2023.

Future minimum payments on these non-cancelable contractual commitments as of December 31, 2025, are as follows (in thousands):

Years ending December 31,
2026	$10,064
2027	10,824
2028	2,557
2029	49
2030	—
Thereafter	—
Total	$23,494
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of December 31, 2025.
13.Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, maintained a total borrowing capacity up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. The Company is required to pay a recurring annual fee of $0.1 million beginning in July 2026, on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by all of the Company’s assets. The July 2025 Amendment included setting earnings before interest, taxes, depreciation, and amortization, as adjusted for stock-based compensation expense and changes in its deferred revenue balances (“Adjusted EBITDA”) as the financial covenants of the Company for the 2025 fiscal year. The July 2025 Amendment includes financial covenants requiring that, at any time, if the Company’s total unrestricted cash and cash equivalents held at SVB plus the Company’s short-term investments managed by SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of Adjusted EBITDA.
As of December 31, 2025, and 2024, there was no balance outstanding on the line of credit, and the maximum borrowing capacity of $50.0 million was available to the Company. The Company was in compliance with all debt covenants as of December 31, 2025 and 2024.
14.Stockholders’ Equity

Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying consolidated statements of operations and comprehensive loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$894	$1,014	$971
Sales and marketing	7,510	6,582	4,233
Research and development	8,806	8,374	5,590
General and administrative	14,921	16,250	12,029
Total	$32,131	$32,220	$22,823
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

Stock-based compensation expense related to the 2021 EIP and the Inducement Plan was $31.3 million, $31.4 million, and $22.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Stock Options
The aggregate intrinsic value of stock options outstanding is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each stock option.
Stock option activity was as follows for the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,461,110	$4.01	4.54	$17,408
Exercisable as of December 31, 2024	1,400,993	$3.88	4.46	$16,866

2025 Activity
Exercised	(228,134)	$3.41
Forfeited and expired	(4,609)	$6.65
Outstanding as of December 31, 2025	1,228,367	$4.10	3.12	$4,282
Exercisable as of December 31, 2025	1,228,367	$4.10	3.12	$4,282

The aggregate intrinsic value of stock options exercised for the years ended December 31, 2025, 2024, and 2023 was $1.6 million, $2.5 million, and $3.9 million, respectively. The aggregate intrinsic value represents the excess of the estimated fair value of the Company’s common stock on the date of exercise over the exercise price of each stock option. There was no unrecognized stock-based compensation expense related to outstanding stock options as of December 31, 2025.
The Company did not grant any stock options during the years ended December 31, 2025, 2024, and 2023.
Restricted Stock Units
RSUs granted under the 2021 EIP and the Inducement Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three years. As of December 31, 2025, a total of 43,747 RSUs are outstanding for awards that were issued to non-employee directors that have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. As of December 31, 2025, a total of 147,234 RSUs are outstanding that were issued to non-employee directors that have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,675,938	$8.93
Granted	4,991,790	9.18
Vested	(4,116,763)	8.13
Forfeited	(1,452,886)	10.00
Outstanding as of December 31, 2025	6,098,079	$9.42
The total fair value of RSUs that vested was $33.5 million, $24.7 million, and $20.5 million during the years ended December 31, 2025, 2024, and 2023, respectively. In February 2023, the Company’s Board approved a net share settlement approach for satisfaction of tax withholding obligations in connection with settlement of taxes for RSUs. Accordingly, a portion of the vested RSUs were net-settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. During the year ended December 31, 2025, the Company withheld 396,459 shares, which was based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities was $2.9 million, $18.9 million, and $10.4 million for the years ended December 31, 2025, 2024, and 2023 respectively.
As of December 31, 2025 there was $49.0 million of unrecognized stock-based compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.12 years.
In connection with the acquisition of TrueLark, the Company granted PRSUs to key TrueLark employees that vest based on the achievement of certain service- and revenue-based conditions. Refer to Note 3 above for further discussion.
Employee Stock Purchase Plan
In October 2021, the Company adopted the ESPP in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the Company’s IPO. As of December 31, 2025, 2024, and 2023, there were 4,034,053, 3,301,800, and 2,600,637 shares reserved for issuance, respectively, and 925,887, 677,635, and 457,593 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the Board. In the first fiscal quarter of 2025, the Board reserved an additional 732,253 common shares for issuance under the ESPP.
The ESPP provides for six-month offering periods, which have historically begun February 16 and August 16 of each year, and the last day of each offering period is the purchase date for that period. Beginning with the second offering period of fiscal year 2025, the six-month offering periods will begin on February 25 and August 25 of each year.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.9 million, $0.9 million, and $0.7 million, respectively, of stock-based compensation expense related to the ESPP. As of December 31, 2025 and 2024, $1.0 million and $1.0 million in ESPP employee payroll contributions are included within accrued liabilities on the consolidated balance sheets, respectively. As of December 31, 2025, total unrecognized compensation costs related to the ESPP was $0.1 million, which will be amortized over the remaining offering period through February 24, 2026.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Risk free interest rate	4.13% - 4.34%	5.02% - 5.31%	5.54%
Expected term	0.50 years	0.50 years	0.50 years
Expected volatility	37.97% - 62.50%	59.98% - 67.16%	67.16%
Dividend yield	0.00%	0.00%	0.00%
15.Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the years ended December 31, 2025, 2024, and 2023 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(28,052)	$(28,346)	$(31,031)
Denominator:
Weighted-average common shares outstanding - basic and diluted	76,306,740	71,656,892	67,694,978
Net loss per share
Net loss per share, basic and diluted	$(0.37)	$(0.40)	$(0.46)

The following outstanding potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	1,228,367	1,461,110	1,840,735
Number of shares issuable from ESPP	156,242	134,606	123,899
Restricted stock units	6,098,079	6,675,938	7,504,848
Total	7,482,688	8,271,654	9,469,482
16.Retirement Plan
In March 2016, the Company established a qualified domestic 401(k) defined contribution plan covering substantially all employees. This plan allows employees to contribute a portion of their salary up to the maximum dollar limitation prescribed by the Internal Revenue Service, which was $23,500, $23,000, and $22,500 for the years ended December 31, 2025, 2024, and 2023 respectively. These contributions can be made on a pre- or post-tax basis. During the years ended December 31, 2025, 2024 and 2023 the Company made approximately $4.0 million, $3.3 million, and $3.4 million in employer matching contributions to this plan, respectively.
17.Segment Reporting
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
The Company’s CEO, who is also the CODM, reviews operating results using consolidated net loss as the measure of segment profitability. The CODM considers budget-to-actual variances on a monthly basis for this profit measure when making decisions about allocating capital and personnel. Significant expense categories regularly provided to the CODM include the consolidated functional expense categories reported in the Company’s statements of operations and comprehensive loss as well as those presented below. Asset information is not presented here because it is not a significant measure utilized by the CODM, and its presentation here would be duplicative of the consolidated balance sheets.

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$239,024	$204,314	$170,468
Costs and Expenses:
Direct costs of goods sold	$39,854	$34,479	$31,323
Payroll and employee-related costs	$168,709	$151,456	$130,865
Marketing costs	$21,518	$15,888	$11,243
Partner costs	$5,422	$4,134	$3,365
Professional fees	$7,117	$5,269	$4,812
Facilities costs	$9,164	$8,176	$8,068
Software costs	$13,115	$11,756	$10,651
Capitalized software deferred costs	$(2,695)	$(2,328)	$(1,903)
Other segment items[1]	$4,872	$3,830	$3,075
Net loss	$(28,052)	$(28,346)	$(31,031)

¹ Other segment items include interest income and expense, other income, income taxes, property tax, bad debt expense, business insurance, and travel-related expenses

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 13, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40998	3.1	November 18, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40998	3.2	November 18, 2021
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-K	001-40998	3.3	March 13, 2024
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-260321	4.1	November 2, 2021
4.2	Third Amended and Restated Investor Rights Agreement, dated as of October 18, 2019, by and among the Registrant and certain investors of the Registrant	S-1	333-260321	4.2	October 18, 2021
4.3	Description of Securities	10-K	001-40998	4.3	March 23, 2022
10.1+	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-260321	10.1	November 2, 2021
10.2+	2015 Equity Incentive Plan, as amended	S-1	333-260321	10.2	October 18, 2021
10.3+	2021 Equity Incentive Plan, and forms of agreement thereunder	S-1/A	333-260321	10.3	November 2, 2021
10.4+	2021 Employee Stock Purchase Plan	S-1/A	333-260321	10.4	November 2, 2021
10.5+	Amended and Restated Non-Employee Director Compensation Policy, dated May 21, 2024	10-Q	001-40998	10.1	August 7, 2024
10.6+	Weave Communications, Inc. 2022 Inducement Equity Incentive Plan and related forms of award agreements thereunder	10-K	001-40998	10.6	March 13, 2024
10.9+	Amended and Restated Employment Agreement, dated September 30, 2022, by and between Brett White and the Registrant	8-K	001-40998	10.1	October 4, 2022
10.10	Lease Agreement, dated November 8, 2019, by and between Lehi Block Office 1, L.C. and the Registrant, as amended	S-1	333-260321	10.10	October 18, 2021
10.11†	Second Amended and Restated Loan and Security Agreement, dated as of April 9, 2020, by and among First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), the Registrant, and Weave Communications Canada, Inc., as amended	10-Q	001-40998	10.1	November 6, 2025
10.12+	Executive Incentive Bonus Plan, dated August 8, 2023	10-Q	001-40998	10.1	August 8, 2023
10.13+	Employment Agreement, dated January 26, 2024, by and between David McNeil and the Registrant	10-Q	001-40998	10.1	May 9, 2025
10.14	Transition to Consulting Services and Release of Claims Agreement, dated May 2, 2025, between the Company and Branden Neish	8-K	001-40998	10.1	May 5, 2025
10.15+	Employment Agreement, dated March 13, 2025, by and between Jason Christiansen and the Registrant					X
10.16+	Employment Agreement, dated October 2, 2025, by and between Abhi Sharma and the Registrant					X
19.1	Insider Trading Policy	10-K	001-40998	19.1	March 13, 2025

21.1	List of subsidiaries of the Registrant	S-1	333-260321	21.1	October 18, 2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy	10-K	001-40998	97.1	March 13, 2024
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations of the Years Ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023 (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL					X
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

Weave Communications, Inc.
Dated: March 5, 2026	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Brett White, Jason Christiansen and Tyler Waltman, and each of them, such individual’s true and lawful attorneys-in-fact and agents with full power of substitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such individual might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof. This Power of Attorney may be signed in one or more counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brett White	Chief Executive Officer and Director	March 5, 2026
Brett White	(Principal Executive Officer)

/s/ Jason Christiansen	Chief Financial Officer	March 5, 2026
Jason Christiansen	(Principal Financial and Accounting Officer)

/s/ David Silverman	Director	March 5, 2026
David Silverman

/s/ Tyler Newton	Director	March 5, 2026
Tyler Newton

/s/ Blake G Modersitzki	Director	March 5, 2026
Blake G Modersitzki

/s/ Stuart C. Harvey Jr.	Director and Chairperson of the Board of Directors	March 5, 2026
Stuart C. Harvey Jr.

/s/ Debora Tomlin	Director	March 5, 2026
Debora Tomlin

/s/ George P. Scanlon	Director	March 5, 2026
George P. Scanlon

/s/ Adrian McDermott	Director	March 5, 2026
Adrian McDermott