Form 10-Q
period 2026-03-31
Weave Communications, Inc.
filed 2026-05-05
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 1, 2026, the registrant had 79,565,635 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations. In this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, “Weave,” the “Company,” “we,” “us,” and “our” refer to Weave Communications, Inc. and its wholly-owned subsidiaries Weave Communications Canada, Inc., Weave Communications India Private Limited, and Vidurama Solutions Private Limited.
You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$42,214	$54,959
Short-term investments	30,493	26,761
Accounts receivable, net	4,638	4,347
Deferred contract costs, net	14,248	13,309
Prepaid expenses and other current assets	9,085	5,618
Total current assets	100,678	104,994
Non-current assets:
Property and equipment, net	9,705	9,212
Operating lease right-of-use assets	32,708	33,779
Finance lease right-of-use assets	10,738	10,490
Deferred contract costs, net, less current portion	12,631	11,163
Intangible assets, net	6,793	7,134
Goodwill	29,465	29,465
Other non-current assets	1,567	1,731
TOTAL ASSETS	$204,285	$207,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,616	$7,262
Accrued and other current liabilities	25,842	27,919
Deferred revenue	37,061	38,051
Current portion of operating lease liabilities	4,701	4,658
Current portion of finance lease liabilities	6,852	6,706
Total current liabilities	81,072	84,596
Non-current liabilities:
Other long-term liabilities	200	200
Operating lease liabilities, less current portion	33,368	34,554
Finance lease liabilities, less current portion	6,368	6,234
Total liabilities	121,008	125,584
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 79,384,905 and 78,353,381 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	408,518	401,576
Accumulated deficit	(324,835)	(319,065)
Accumulated other comprehensive loss	(406)	(127)
Total stockholders' equity	83,277	82,384
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,285	$207,968
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$65,500	$55,809
Cost of revenue	17,961	15,864
Gross profit	47,539	39,945
Operating expenses:
Sales and marketing	28,751	23,526
Research and development	10,814	11,153
General and administrative	13,997	14,586
Total operating expenses	53,562	49,265
Loss from operations	(6,023)	(9,320)
Other income (expense):
Interest income	372	463
Interest expense	(369)	(397)
Other income, net	352	500
Loss before income taxes	(5,668)	(8,754)
Income tax provision	(102)	(71)
Net loss	$(5,770)	$(8,825)
Net loss per share - basic and diluted	$(0.07)	$(0.12)
Weighted-average common shares outstanding - basic and diluted	78,578,095	73,806,981
Other comprehensive loss
Change in foreign currency translation, net of tax	(255)	54
Net unrealized gain (loss) on investments, net of tax	(24)	14
Total comprehensive loss	$(6,049)	$(8,757)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE - December 31, 2025	78,353,381	$—	$401,576	$(319,065)	$(127)	$82,384
Issuance of common shares from stock option exercises	349,361	—	325	—	—	325
Issuance of common shares from the employee stock purchase plan	238,230	—	1,044	—	—	1,044
Vesting of restricted stock units	761,433	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(317,500)	—	(1,584)	—	—	(1,584)
Stock-based compensation	—	—	7,157	—	—	7,157
Foreign currency translation adjustments, net of tax	—	—	—	—	(255)	(255)
Net unrealized gain on investments	—	—	—	—	(24)	(24)
Net Loss	—	—	—	(5,770)	—	(5,770)
BALANCE - March 31, 2026	79,384,905	$—	$408,518	$(324,835)	$(406)	$83,277

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2024	73,225,253	$—	$358,549	$(291,013)	$(568)	$66,968
Issuance of common shares from stock option exercises	86,212	—	463	—	—	463
Issuance of common shares from the employee stock purchase plan	118,565	—	1,111	—	—	1,111
Vesting of restricted stock units	1,486,607	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(1,771)	—	(26)	—	—	(26)
Stock-based compensation	—	—	8,822	—	—	8,822
Foreign currency translation adjustments, net of tax	—	—	—	—	54	54
Net unrealized loss on investments	—	—	—	—	14	14
Net loss	—	—	—	(8,825)	—	(8,825)
BALANCE - March 31, 2025	74,914,866	$—	$368,919	$(299,838)	$(500)	$68,581
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,770)	$(8,825)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,115	2,804
Amortization of operating right-of-use assets	1,071	981
Amortization of intangible assets	341	—
Provision for credit losses	616	177
Amortization of deferred contract costs	4,107	3,533
Stock-based compensation, net of amount capitalized	7,130	8,985
Net accretion of discounts on short-term investments	(143)	(372)
Changes in operating assets and liabilities:
Accounts receivable	(907)	435
Deferred contract costs	(6,514)	(4,390)
Prepaid expenses and other assets	(3,303)	(495)
Accounts payable	(867)	(3,654)
Accrued liabilities	(2,193)	2,682
Operating lease liabilities	(1,143)	(1,011)
Deferred revenue	(1,245)	(1,069)
Net cash used in operating activities	(5,705)	(219)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	5,250	18,556
Purchases of short-term investments	(8,863)	(15,455)
Purchases of property and equipment	(521)	(444)
Capitalized internal-use software costs	(898)	(399)
Net cash provided by (used in) investing activities	(5,032)	2,258
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(1,793)	(1,773)
Proceeds from stock option exercises	325	463
Payments for taxes related to net share settlement of equity awards	(1,584)	(26)
Proceeds from the employee stock purchase plan	1,044	1,111
Net cash used in financing activities	(2,008)	(225)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,745)	1,814
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,959	51,596
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,214	$53,410
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$369	$397
Cash paid during the period for income taxes	$101	$71
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$249	$243
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$2,073	$2,177
Unrealized gain (loss) on short-term investments	$(24)	$14
Stock-based compensation included in capitalized software development costs	$143	$67

See accompanying notes to these unaudited condensed consolidated financial statements

1.Description of the Business
Weave Communications, Inc., with its wholly-owned subsidiaries (collectively, “Weave” or the “Company”) is a vertical Software-as-a-Service (SaaS) company that provides a software and payments platform with integrated communications purpose-built for small and medium-sized healthcare practices to automate administrative workflows across the patient lifecycle. The platform centralizes essential communications by integrating with existing practice management systems. Our platform streamlines patient interactions including digital intake forms, appointment reminders, insurance verification, and payment processing. The Company was incorporated in the state of Delaware in October 2015, and its corporate headquarters are located in Lehi, UT.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.
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
Significant Accounting Policies
A summary of the Company’s significant accounting policies is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. There have been no significant changes to these policies during the three months ended March 31, 2026.
Accounting Pronouncements Adopted
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which amended the guidance in ASC 326 to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. The Company adopted this standard prospectively and the adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosures of certain amounts included in the expense captions presented on the statement of operations and comprehensive loss as well as disclosures about selling expenses. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its unaudited condensed consolidated financial statement disclosures and statements of operations and comprehensive loss.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which updates the criteria for capitalization of internal-use software and the associated required disclosures. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027, and should be adopted prospectively with the option to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its related disclosures, statements of operations and comprehensive loss, and balance sheets.
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its interim reporting.

As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to the unaudited condensed consolidated financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Beginning on December 31, 2026, the Company will no longer qualify for emerging growth company status; as such, future accounting pronouncements will be adopted in accordance with the adoption dates applicable to public companies.
3.Business Combinations
On May 16, 2025, Weave acquired all outstanding shares of Vidurama, Inc. (“TrueLark”), an AI-powered receptionist and front-desk automation platform provider for total consideration of $35.9 million. Total consideration includes $2.3 million which was held back for indemnification and working capital purposes; of this amount, $0.5 million cash was held back for a period of 90 days following the acquisition for working capital adjustments. The total obligation owed after the 90-day holdback period has been paid in accordance with the agreement. $1.6 million will be held back for a 12-month indemnification period, comprised of $0.5 million of the Company’s common stock, or 49,967 shares, and $1.1 million cash. These shares of common stock are considered outstanding for the purposes of calculating earnings per share (see Note 14) and the value of the shares is included in additional paid-in capital on the unaudited condensed consolidated balance sheets. The Company is entitled to retain $0.2 million of the remaining cash holdback for a period of six years in order to resolve all indemnification claims made during the allowable time period. The acquisition did not have a material effect on the Company’s revenue or earnings in the unaudited condensed consolidated statements of operations and comprehensive loss for the reporting periods presented, nor would the presentation of combined unaudited financial results on a pro-forma basis for the prior two years be material. The Company accounted for the acquisition as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

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
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill for an amount of $29.5 million. The goodwill generated from the transaction is attributable to the expected synergies to be achieved upon consummation of the business combination and the assembled workforce value. No amount of goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions using the income approach. Customer relationships were valued under the multi-period excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible assets. Developed technology and trademarks and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over an estimated useful life of five years. Amortization of developed technology is included in cost of goods sold in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over an estimated useful life of seven years. The trade names acquired are amortized over an estimated useful life of seven years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Pursuant to the definitive agreement for the business combination, certain key TrueLark employees were granted performance-based restricted stock unit awards (“PRSUs”) that will vest upon TrueLark’s achievement of certain revenue milestones in the first and second twelve-month periods following the acquisition, subject to the recipients’ continued employment with the Company through such dates. The recipients of these awards are eligible to receive two potential payouts of up to $5.0 million each, settled in up to 1,000,000 shares of the Company’s common stock, on each of the last days of the month following the first and second anniversaries of the merger. Because these payouts are dependent on continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. These awards are deemed to be liability-classified awards. As of December 31, 2025, the service based vesting requirements for both potential payouts associated with the PRSUs were not met and all previously recognized stock-based compensation expense of $2.7 million was reversed, along with the associated liability of the same amount within other long-term liabilities on the unaudited condensed consolidated balance sheets. No additional stock-based compensation expense associated with these awards has been recognized during the three months ended March 31, 2026.
4.Goodwill and Intangible Assets
Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2025	$29,465
Additions (Note 3)	—
Balance as of March 31, 2026	$29,465
Intangible Assets consisted of the following (in thousands):

	Weighted-Average	March 31, 2026
	Remaining Useful Life		Accumulated
		Gross	Amortization	Net
Trademarks and Trade Names	73 months	$1,400	$(175)	$1,225
Developed Technology	49 months	4,300	(745)	3,555
Customer Relationships	73 months	2,300	(287)	2,013
Total		$8,000	$(1,207)	$6,793

	December 31, 2025
		Accumulated
	Gross	Amortization	Net
Trademarks and Trade Names	$1,400	$(125)	$1,275
Developed Technology	4,300	$(535)	3,765
Customer Relationships	2,300	$(206)	2,094
Total	$8,000	$(866)	$7,134
Amortization expense for intangible assets was $0.3 million for the three months ended March 31, 2026. The Company did not own definite-lived intangible assets prior to March 31, 2025.

Based on the recorded intangible assets at March 31, 2026, estimated future amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2026	1,040
2027	1,381
2028	1,381
2029	1,381
2030	881
Thereafter	729
Total	6,793
5.Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers for all periods presented.
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $20.0 million and $18.9 million for the three months ended March 31, 2026 and 2025, respectively.
Deferred Contract Costs
The Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $4.1 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively, and is reflected in the sales and marketing line item on the unaudited condensed consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk, Significant Customers, and Provision for Credit Losses
There were no customers with revenue as a percentage of total revenue exceeding 10% for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there were no customers with outstanding accounts receivable balances as a percentage of total accounts receivable greater than 10%.
The Company’s provision for credit losses was $0.8 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.

The table below outlines revenue for the Company’s recurring subscription (software and phone services) and payment processing services, as well as for its onboarding services, and phone hardware for the three and three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Subscription and payment processing	$62,562	$53,415
Onboarding	932	888
Phone Hardware (embedded lease)	2,006	1,506
Total revenue	$65,500	$55,809
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$25,754	$—	$—	$25,754
Short-term investments
US government and agency securities	17,810	—		17,810
Commercial paper	—	12,683	—	12,683
Total	$43,564	$12,683	$—	$56,247
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,785	$—	$—	$35,785
Short-term investments
US government and agency securities	17,129	—		17,129
Commercial paper	—	9,632	—	9,632
Total	$52,914	$9,632	$—	$62,546
The following tables summarize the Company's short-term investments on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$17,828	$—	$(18)	$17,810
Commercial paper	12,688	—	(5)	12,683
Total	$30,516	$—	$(23)	$30,493

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$17,122	$7	$—	$17,129
Commercial paper	9,632	1	(1)	9,632
Total	$26,754	$8	$(1)	$26,761
The following tables summarize the Company’s cash and cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$16,460	$—	$—	$16,460
Cash equivalents
Money market funds	25,754	—	—	25,754
Total	$42,214	$—	$—	$42,214

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,174	$—	$—	$19,174
Cash equivalents
Money market funds	35,785	—	—	35,785
Total	$54,959	$—	$—	$54,959
As of March 31, 2026, the weighted-average remaining contractual maturities of available-for-sale securities was approximately four months.
No available-for-sale securities held as of March 31, 2026 have been in a continuous unrealized loss position for more than twelve months. As of March 31, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are scheduled to mature within one year from the balance sheet date.
For the three months ended March 31, 2026 and 2025, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding gains and losses have been included in accumulated other comprehensive loss on the unaudited condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, the Company had no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Realized gains, consisting of discount accretion, for the three months ended March 31, 2026 and 2025 were $0.1 million and $0.4 million, respectively.
7.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Office equipment	$3,836	$3,501
Office furniture	5,531	5,539
Leasehold improvements	3,077	3,039
Capitalized internal-use software	10,787	9,746
Payment terminals	2,565	2,523
Property and equipment, gross	25,796	24,348
Less accumulated depreciation and amortization	(16,091)	(15,136)
Property and equipment, net	$9,705	$9,212
Depreciation and amortization expense on property and equipment (excluding amortization on operating right-of-use (“ROU”) assets) was $3.2 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. Of this expense, $1.9 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, was related to phone hardware finance ROU assets (see also Note 8) and has been included in cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. Of the remaining depreciation and amortization expense, $0.8 million and $0.5 million was included in cost of revenue for each of the three months ended March 31, 2026 and 2025, respectively. $0.5 million and $0.5 million was recorded in operating expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively.
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

Lease expense and other information for the periods presented consisted of the following (in thousands, except terms and rates):

	Three Months Ended March 31,
	2026	2025
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,870	$1,788
Interest on lease liabilities	347	347
Operating lease expense	1,439	1,386
Short-term lease expense	17	10
Variable lease expense	116	88
Total lease expense	$3,789	$3,619

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$347	$347
Financing cash outflow from finance leases	$1,793	$1,773
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$2,073	$2,177
Operating leases:
Operating cash outflow from operating leases	$1,512	$1,416
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$—

Other information as of March 31, 2026
Finance leases:
Weighted-average remaining lease term (years)	1.8
Weighted-average discount rate	10.9%
Operating leases:
Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters under a non-cancelable operating lease agreement which expires in January 2033. Though the Company will consider renewal options on its lease as it nears expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of March 31, 2026. The rate implicit in the Company’s operating lease is not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. The office space lease agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient and does not separate lease components from non-lease components.
The Company has other leases for office space with terms less than twelve months from contract inception and no options to purchase the underlying asset. These agreements are accounted for as short-term leases in accordance with ASC Topic 842, Leases.
Total rent expense for office space leases was $1.4 million for each of the three months ended March 31, 2026 and 2025, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of March 31, 2026 are as follows (in thousands):

Years ending December 31,
2026	$4,571
2027	6,009
2028	6,139
2029	6,292
2030	6,450
Thereafter	13,953
Total	43,414
Less: imputed interest	(5,345)
Present value of operating lease obligations	$38,069
The Company as the Lessor
The Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. In April 2023, the Company entered into a Sublease Agreement for the fourth floor of its corporate headquarters in Lehi, Utah. This agreement was renewed in October 2025 with a three-year lease term which began in March 2026. Sublease income is included in other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss.
The Company reported revenues associated with these leases for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Phone hardware revenue	$2,006	$1,506
Sublease revenue	219	219
Total	$2,225	$1,725
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of March 31, 2026, the Company had 87 executed and active lease agreements for phone hardware with maturity dates ranging from April 2026 to February 2029. As of March 31, 2026, the gross value of phone hardware acquired under these finance leases approximated $21.5 million. Amortization expense on finance-leased phone hardware was $1.9 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, which is included in depreciation expense within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive loss as referenced in Note 7.

Future minimum lease payments for the Company’s finance leases as of March 31, 2026 were as follows (in thousands):

Years ending December 31,
2026	$6,175
2027	5,490
2028	2,865
2029	266
2030	—
Thereafter	—
Total	14,796
Less: amounts representing interest	(1,576)
Present value of finance lease obligations	$13,220
9.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended March 31, 2026, the Company recorded a tax expense of $0.1 million compared to a tax expense of $0.1 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, the effective tax rates were (1.8)% and (0.8)%, respectively.
The tax expense for the three months ended March 31, 2026, primarily reflects income taxes in foreign jurisdictions where the Company generates taxable income. The effective tax rate differs from the U.S federal statutory income tax rate of 21.0% primarily due to the impact of the Company’s valuation allowance, state taxes, and permanent differences.
The Company’s U.S. operations continue to generate losses and, as such, the Company maintains a valuation allowance against substantially all U.S. deferred tax assets. While the Company believes its current valuation allowance is appropriate, the Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on all available positive and negative evidence, including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. The partial valuation allowance release recorded during 2025 related to deferred tax liabilities established in connection with the Vidurama acquisition remains unchanged, and no additional releases were recorded during the three months ended March 31, 2026.
The Company had no material uncertain tax positions and no significant changes to its unrecognized tax benefits during the three months ended March 31, 2026. No interest or penalties related to uncertain tax positions were accrued or recognized in income tax expense for the period.
10.Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, maintained a total borrowing capacity up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. The Company is required to pay a recurring annual fee of $0.1 million beginning in July 2026, on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by substantially all of the Company’s assets. The July 2025 Amendment included setting earnings before interest, taxes, depreciation, and amortization, as adjusted for stock-based compensation expense and changes in its deferred revenue balances (“Adjusted EBITDA”) as the financial covenants of the Company for the 2025 fiscal year. The July 2025 Amendment includes financial covenants requiring that, at any time, if the Company’s total unrestricted cash and cash equivalents held at SVB, plus the Company’s short-term investments managed by SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and the Company must meet specified minimum levels of Adjusted EBITDA. The Company was in compliance with all debt covenants for the three months ended March 31, 2026 and the year ended December 31, 2025. As of March 31, 2026, the Company had no outstanding borrowings under its revolving line of credit.
11. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$166	$285
Sales and marketing	1,987	1,841
Research and development	2,057	2,362
General and administrative	2,920	4,497
Total	$7,130	$8,985
Equity Incentive Plan
In November 2021, in connection with the Company’s initial public offering (“IPO”), the Company adopted the 2021 Equity Incentive Plan (the “2021 EIP”) under which the Company could issue stock options or restricted stock units (“RSUs”) as awards. In addition to shares remaining available for issuance under a prior plan and shares subject to awards under the prior plan that may return to the 2021 EIP, the Company reserved 9.0 million shares of common stock for future issuance under the 2021 EIP, with scheduled annual increases to the reserve for amounts to be determined by the board of directors of the Company (the “Board”), subject to a maximum amount. In the first fiscal quarters of 2026 and 2025, the Board reserved an additional 3.9 million and 3.7 million common shares, respectively, for future issuance under the 2021 EIP.
In March 2023, the Company adopted the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved an additional 7.0 million shares of common stock for future issuance.
Stock-based compensation expense related to the 2021 EIP and the Inducement Plan was $6.9 million and $8.8 million for the three months ended March 31, 2026 and 2025, respectively.
Stock Options
The aggregate intrinsic value of stock options outstanding is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company’s common stock on the date of exercise over the exercise price of each stock option.

Stock option activity was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	1,228,367	$4.10	3.12	$4,282
Exercisable as of December 31, 2025	1,228,367	$4.10	3.12	$4,282

Exercised	(349,361)	$0.93
Forfeited and expired	(250)	$4.32
Outstanding as of March 31, 2026	878,756	$5.37	3.98	$327
Exercisable as of March 31, 2026	878,756	$5.37	3.98	$327
The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2026 was $1.3 million. The aggregate intrinsic value represents the excess of the estimated fair value of the Company’s common stock on the date of exercise over the exercise price of each stock option. There was no unrecognized stock-based compensation expense related to outstanding stock options as of March 31, 2026.
The Company did not grant any stock options during the three months ended March 31, 2026 and 2025.
Restricted Stock Units
RSUs granted under the 2021 EIP and the Inducement Plan vest and settle upon the satisfaction of a service-based condition. The service-based condition for these awards is generally satisfied over three years. As of March 31, 2026, a total of 147,234 RSUs are outstanding that were issued to non-employee directors that have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. A total of 43,747 RSUs are outstanding that were issued to non-employee directors that have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	6,098,079	$9.42

Granted	1,907,730	$4.55
Vested	(761,433)	$10.48
Forfeited	(212,278)	$9.61
Outstanding as of March 31, 2026	7,032,098	$7.97
The total fair value of RSUs that vested during the three months ended March 31, 2026 and 2025 was $8.0 million and $12.5 million, respectively.
As of March 31, 2026, there was $48.6 million of unrecognized stock-based compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

In connection with the acquisition of TrueLark, the Company granted PRSUs to key TrueLark employees that vest based on the achievement of certain service- and revenue-based conditions. Refer to Note 3 above for further discussion.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the Company’s IPO. As of March 31, 2026 and December 31, 2025, 4,817,587 and 4,034,053 shares were reserved for issuance, and 1,164,117 and 925,887 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year beginning with the 2022 fiscal year by an amount to be determined by the board of directors. In the first fiscal quarter of 2026, the Board reserved an additional 783,534 common shares for issuance under the ESPP.
The 2021 ESPP provides for six-month offering periods, which begin February 25 and August 25 of each year, and the last day of each offering period is the purchase date for that period.
During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $0.2 million of stock-based compensation expense related to the ESPP, respectively. As of March 31, 2026 and December 31, 2025, $0.3 million and $1.0 million in ESPP employee payroll contributions are included within accrued liabilities and other on the unaudited condensed consolidated balance sheets, respectively. As of March 31, 2026, total unrecognized compensation expense related to the ESPP was $0.2 million, which will be amortized over the remaining offering period through August 24, 2026.
12.Related Party Transactions
Apart from payments pursuant to the Company’s non-employee director compensation program, there were no related-party transactions during the three months ended March 31, 2026 and 2025.
13.Commitments and Contingencies
Legal Matters
As of March 31, 2026, and through the issuance date of these unaudited condensed consolidated financial statements, the Company is not involved in any legal proceedings that it believes could have a material adverse effect on its business, financial condition or results of operations.
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
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of March 31, 2026.
14. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(5,770)	$(8,825)
Denominator:
Weighted-average common shares outstanding - basic and diluted	78,578,095	73,806,981
Net loss per share
Net loss per share, basic and diluted	$(0.07)	$(0.12)
The following potentially outstanding common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	March 31, 2026	March 31, 2025
Options to purchase common stock	878,756	1,374,898
Number of shares issuable from ESPP	66,561	168,046
Restricted stock units	7,032,098	6,511,435
Total	7,977,415	8,054,379
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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	65,500	55,809
Costs and Expenses:
Direct costs of goods sold	11,096	9,557
Payroll and employee-related costs	42,684	41,651
Marketing costs	7,020	4,730
Partner costs	1,448	1,235
Professional fees	2,051	1,701
Facilities costs	2,426	2,014
Software costs	3,482	3,060
Capitalized software deferred costs	(1,041)	(473)
Other segment items[1]	2,104	1,159
Net loss	(5,770)	(8,825)

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
Overview
Weave is a vertical Software-as-a-Service (“SaaS”) platform that delivers AI-powered patient engagement solutions for small and medium-sized (“SMB”) healthcare practices. Our platform is designed to help the practices manage the complete patient lifecycle by automating administrative patient-facing workflows across pre-care, clinical, and post-care operations. Recognizing that most of these workflows originate from or terminate through a phone call or message, we believe we have significant operational advantage by owning the full telephony and communication stack.
We have embedded AI technology into the platform to function as an "always-on teammate" for practice staff, autonomously fulfilling daily tasks. By leveraging this always-on teammate to handle repetitive duties like answering routine questions, scheduling appointments, and managing payment processing, these solutions reduce front-office interruptions and allow clinical staff to focus on face-to-face patient care
Our platform ensures seamless patient care by unifying conversational context across voice and text channels into a single inbox, blending AI agents and staff actions. The platform is built on nearly two decades of domain expertise and billions of patient interactions, allowing us to leverage our vertically specialized data to deliver high-accuracy automation within strict privacy and regulatory frameworks.
We continue to focus on reducing administrative burdens for healthcare practices through agentic AI, embedded automation and real-time operational insights.
Supplemental Financial Information — Disaggregated Revenue and Cost of Revenue
To supplement our discussion of our consolidated results of operations, we have separated our revenue and cost of revenue into recurring and customer onboarding categories to disaggregate revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.
We generate revenue primarily from recurring subscription fees charged to access our platform, which also includes embedded lease revenue on phone hardware. These recurring revenues accounted for 90% and 91% of our revenue the three months ended March 31, 2026 and 2025, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Subscription and payment processing:
Revenue	$62,562	$53,415
Cost of revenue	(13,515)	(12,081)
Gross profit	$49,047	$41,334
Gross margin	78%	77%
Onboarding:
Revenue	$932	$888
Cost of revenue	(2,574)	(1,992)
Gross profit	$(1,642)	$(1,104)
Gross margin	(176)%	(124)%
Phone Hardware:
Revenue	$2,006	$1,506
Cost of revenue(1)	(1,872)	(1,791)
Gross profit	$134	$(285)
Gross margin	7%	(19)%
______________
(1) Cost of revenue related to phone hardware represents depreciation of phone hardware over a 3-year useful life

Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to attract new customers, retain and expand within our customer base, add new products, and expand into new industry verticals.
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with practice management systems (“PMS”) and EHR software, which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, trade shows and industry events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location.

In addition to pursuing continued customer growth among small businesses, we pursue opportunities to expand our customer base among medium-sized businesses through sales of Weave Enterprise, which is designed for multi-location businesses, with a particular focus on our core specialty healthcare verticals. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our enhanced Weave platform to multi-location organizations and effectively retain them.
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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs, as well as the cost of phone hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% and 77% for the three months ended March 31, 2026 and 2025 respectively.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. In 2025, among other new products, we introduced our AI receptionist, powered by TrueLark, which automatically follows up missed calls with a fully interactive, AI-powered texting conversation and lets patients book appointments over text or from the practice’s website, any time of day. We also delivered Weave Insurance Eligibility, which links directly to multiple dental insurance portals to retrieve detailed patient insurance information to provide patients a more complete view of their insurance coverage.
We expect our future success in winning new clients to be partially driven by our ability to continue to develop and deliver new, innovative products in a timely manner, including those enabled by AI. The depth of our platform’s functionality is dependent upon both our internally-developed or acquired technology and our product partnerships and integrations.
Expand to New Industry Verticals
We believe we have built a flexible platform that encompasses the majority of the functionality needed for customer experience and engagement across industry verticals, and we have developed a repeatable playbook for assessing new industry verticals. We started in dental and have since successfully expanded to optometry and veterinary. Most recently, we entered the specialty medical industry vertical, which has quickly grown to be our second largest industry vertical by location count and remains our fastest growing. Entering a new industry vertical includes evaluating product-market fit and establishing key integration partnerships with the primary systems of record in that vertical. While we are focused on continued growth within our core specialty healthcare verticals and adjacent healthcare markets, we continue to evaluate additional expansion opportunities.

Key Business Metrics
In addition to our financial information that is presented in accordance with the generally accepted accounting principles in the U.S. (“U.S. GAAP”), we review several operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These metrics exclude the impact of the May 2025 TrueLark acquisition as the relevant inputs to the calculation require trailing twelve months of data to calculate.

	March 31,
	2026	2025
Dollar-based net revenue retention rate	92%	98%
Dollar-based gross revenue retention rate	89%	91%
Dollar-Based Net Revenue Retention Rate
We believe our dollar-based net revenue retention rate (“NRR”) provides insight into our ability to retain and grow revenue from our customer locations, as well as their potential long-term value to us. For retention rate calculations, we use adjusted monthly revenue (“AMR”), which is calculated for each location as the sum of (i) the subscription component of revenue for each month and (ii) the average of the trailing-three-month recurring payments revenue. Since payments revenue represents the revenue we recognize on payment processing volume, which is reported net of transaction processing fees, we believe the three-month average appropriately adjusts for short-term fluctuations in transaction volume. To calculate our NRR, we first identify the cohort of locations, or the “Base Locations”, that were active in a particular month, or the “Base Month”. We then divide AMR for the Base Locations in the same month of the subsequent year, or the “Comparison Month”, by AMR in the Base Month to derive a monthly NRR. AMR in the Comparison Month includes the impact of any churn, revenue contraction, revenue expansion, and pricing changes, and by definition does not include any new customer locations under subscription added between the Base Month and Comparison Month. We derive our annual NRR as of any date by taking a weighted average of the monthly net retention rates over the trailing twelve months prior to such date.
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
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on phone hardware provided to customers. The majority of these subscription arrangements have contractual month-to-month terms, with a small minority portion having contractual terms of 1-3 years. Subscription and phone hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of March 31, 2026 and 2025, approximately 26% and 33% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are reported in deferred revenue on the Company’s unaudited condensed consolidated balance sheets.
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
Cost of Revenue
Cost of revenue consists of costs related to providing our platform to customers and costs to support our customers. Direct costs associated with providing our platform include data center and cloud infrastructure costs, payment processing costs, amortization of finance lease right-of-use assets on phone hardware provided to customers, fees and revenue shares to application providers, voice connectivity and messaging fees, and amortization of internal-use software development costs and acquired technology. Indirect costs include personnel-related expenses, such as salaries, benefits, bonuses and stock-based compensation expense, of our onboarding and customer support staff. Cost of revenue also includes an allocation of overhead costs for facilities and shared IT-related expenses, including depreciation expense. Our acquired technology represents developed technology in our unaudited condensed consolidated financial statements, which is measured at its estimated fair value and is being amortized over its estimated useful life, which is five years.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing staff, including salaries, benefits, sales commissions, bonuses and stock-based compensation. Sales commissions paid on new subscriptions to our software, phone, and payments services are deferred and amortized over the expected period of benefit, which is determined to be three years. In addition to personnel-related expenses, marketing expenses consist of lead-generating and other advertising activities, as well as the cost of traveling to and attending trade shows. Sales and marketing expenses also include acquisition-related amortization expenses. Our acquired customer relationships, trademarks, and trade names are measured at their fair values and are amortized over their estimated useful lives, which are seven years.
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
Interest Expense
Interest expense results primarily from administrative fees associated with our revolving line of credit and interest on finance lease obligations. Interest on our revolving line of credit is based on a floating per annum rate at the greater of prime rate less 0.25% or 3.50%. Interest on finance leases is based on the lease’s readily determinable rate implicit within the lease agreement. For those leases which do not provide a readily determinable implicit rate, the Company estimates the incremental borrowing rate.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses on short-term investments, foreign currency transactions, and sublease income.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which the Company conducts business. Historically, the Company’s U.S. operations have generated taxable losses, and as a result, the Company maintains a valuation allowance against its domestic net deferred tax assets, including net operating loss carryforwards.
During each of the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $0.1 million. The tax expense for the three months ended March 31, 2026 reflects income taxes in foreign jurisdictions where the Company generates taxable income, while U.S. losses do not result in a tax benefit due to the valuation allowance.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	$65,500	$55,809
Cost of revenue (1) (3)	17,961	15,864
Gross profit	47,539	39,945

Operating expenses:
Sales and marketing (1) (3)	28,751	23,526
Research and development (1) (2)	10,814	11,153
General and administrative (1) (2) (4)	13,997	14,586
Total operating expenses	53,562	49,265
Loss from operations	(6,023)	(9,320)

Other income (expense):
Interest income	372	463
Interest expense	(369)	(397)
Other income (expense), net	352	500
Loss before income taxes	(5,668)	(8,754)
Income tax provision	(102)	(71)
Net loss	$(5,770)	$(8,825)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$166	$285
Sales and marketing	1,987	1,841
Research and development	2,057	2,362
General and administrative	2,920	4,497
Total stock-based compensation	$7,130	$8,985

See Note 11 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.
(2)Includes acquisition transaction costs as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	5	—
Sales and marketing	9	—
Research and development	209	4
General and administrative	38	370
Total acquisition transaction costs	$261	$374
(3)Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	210	—
Sales and marketing	131	—
Total amortization of intangibles	$341	$—
(4)Includes costs related to shareholder matter as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
General and administrative	829	$—
Total shareholder matter costs	$829	$—

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(percentage of total revenue)
Revenue	100%	100%
Cost of revenue	27	28
Gross margin	73	72

Operating expenses:
Sales and marketing	44	42
Research and development	17	20
General and administrative	21	26
Total operating expenses	82	88
Loss from operations	(9)	(16)

Other income (expense):
Interest income	1	1
Interest expense	(1)	(1)
Other income (expense), net	1	1
Loss before income taxes	(8)	(15)
Provision for income taxes	—	—
Net loss	(8)%	(15)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Revenue	$65,500	$55,809	$9,691	17%
Revenue increased by $9.7 million, or 17%, compared to the three months ended March 31, 2025. Approximately $8.7 million of our revenue growth was attributable to revenue generated from new customer locations acquired during the 12 months subsequent to March 31, 2025. Approximately $1.0 million of the increase was attributable to revenue generated from existing customer locations under subscription as of March 31, 2025.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$17,961	$15,864	$2,097	13%
Gross margin	73%	72%
The increase in cost of revenue was primarily due to an increase of $1.5 million in direct costs to support customer usage and growth of our customer base, including cloud infrastructure costs, fees paid to application providers, and connectivity and messaging costs. In addition, there was an increase of $0.3 million in personnel-related costs, particularly related to merit increases and new hires, an increase of $0.2 million in rent, utilities and communications, and an increase of $0.1 million related to computer and office supplies.

Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$28,751	$23,526	$5,225	22%
The increase in sales and marketing expenses was attributable in part to an increase of $2.3 million in personnel-related expenses, driven largely by salary and commission plan adjustments, which together caused approximately $1.6 million of the increase. The remaining $0.7 million increase of personnel-related expenses relates to increased costs for third-party contractors. We also increased demand generation expenses by $2.7 million. Of this, $2.5 million relates to our digital media and influencer marketing efforts and $0.2 million are travel-related expenses. The increase also includes $0.2 million of allocated rent, utilities and communications costs.

Research and Development

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Research and development	$10,814	$11,153	$(339)	(3)%
The decrease in research and development expenses was primarily due to an increase in capitalized software development costs of $0.6 million, offset by an increase of $0.3 million in professional and personnel-related expenses.

General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
General and administrative	$13,997	$14,586	$(589)	(4)%
The decrease in general and administrative expenses was primarily due to a $1.7 million decrease in personnel-related expense that was driven by a decrease in stock-based compensation as previously granted awards became fully vested and reached the end of their recognition period, alongside the impact of forfeitures of previously granted awards. This decrease was offset by an increase of $0.5 million related to general operating expenses, $0.4 million of computer and office supplies, and $0.2 million of professional fees.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Interest income	$372	$463
Interest expense	(369)	(397)
Other income, net	352	500
Total other income (expense), net	$355	$566	$(211)	(37)%
The decrease in other income (expense), net is largely due to decreased realized gains on our short-term investments due to a lower average daily balance over the period, and to a lesser extent, a decrease in average interest rates over the period.
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

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Net cash used in operating activities	$(5,705)	$(219)
Net cash provided by (used in) investing activities	(5,032)	2,258
Net cash used in financing activities	(2,008)	(225)
Free cash flow	(7,124)	(1,062)
Net cash used in operating activities as a percentage of revenue	(9)%	—%
Free cash flow margin	(11)%	(2)%
Net loss	(5,770)	(8,825)
Adjusted EBITDA	$3,723	$1,020
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
Adjusted EBITDA
We define EBITDA as earnings before interest expense, interest income, other income/expense, income tax expense, depreciation, and amortization. Our depreciation adjustment includes depreciation on operating fixed assets and we do not adjust for amortization of finance lease right-of-use assets on phone hardware provided to our customers. Our amortization adjustment includes the amortization of capitalized costs from both internal-use software development and cloud computing arrangements. We further adjust EBITDA to exclude stock-based compensation expense, a non-cash item, acquisition transaction costs, which we believe are not reflective of ongoing results of operations in the period incurred and not directly related to the operation of our business, amortization of acquisition-related intangible assets, and costs related to shareholder matters, including third-party legal, consulting, and advisory fees related to a cooperation agreement, which we believe are outside the ordinary course of business and not reflective of operational performance. Although we exclude the amortization of acquisition-related intangible assets from the non-GAAP measure, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. We believe that Adjusted EBITDA provides management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Additionally, management uses Adjusted EBITDA to measure our financial and operational performance and prepare our budgets. A financial covenant under our revolving line of credit with SVB uses a different but similar measure of EBITDA, as adjusted for stock-based compensation expense and changes in its deferred revenue balances, which we describe further in Note 10 of our unaudited condensed consolidated financial statements.
Limitations and Reconciliation of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under U.S. GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under U.S. GAAP. For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. In addition, free cash flow does not reflect our future contractual commitments and the total increase or decrease of our cash balance for a given period. Further, Adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation expense, acquisition transaction costs, amortization of acquisition-related intangible assets, and costs related to shareholder matters. Therefore, Adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs that will continue for the foreseeable future. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenue	$65,500	$55,809

Net cash used in operating activities	$(5,705)	$(219)
Less: Purchase of property and equipment	(521)	(444)
Less: Capitalized internal-use software costs	(898)	(399)
Free cash flow	$(7,124)	$(1,062)
Net cash provided by (used in) investing activities	$(5,032)	$2,258
Net cash used in financing activities	$(2,008)	$(225)
Net cash used in operating activities as a percentage of revenue	(9)%	—%
Free cash flow margin	(11)%	(2)%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(5,770)	$(8,825)
Interest expense	369	397
Income tax provision	102	71
Interest income	(372)	(463)
Other (income) expense, net	(352)	(500)
Depreciation(1)	536	511
Amortization(2)	650	470
Amortization of acquisition-related intangibles	340	—
Stock-based compensation	7,130	8,985
Acquisition transaction costs(3)	$261	$374
Shareholder matters(4)	$829	$—
Adjusted EBITDA	$3,723	$1,020
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
(4)    Represents charges related to shareholder matters, including third-party legal, consulting, and advisory fees related to a cooperation agreement.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $324.8 million as of March 31, 2026 but we have generally generated positive cash flows from operations since fiscal year 2023. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of March 31, 2026, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $42.2 million, as well as $30.5 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash inflow from operating activities is our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $37.1 million of deferred revenue recorded as a current liability as of March 31, 2026. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Net cash used in operating activities	$(5,705)	$(219)
Net cash provided by (used in) investing activities	(5,032)	2,258
Net cash used in financing activities	(2,008)	(225)
Operating Activities
For the three months ended March 31, 2026, cash used in operating activities was $5.7 million, primarily due to a net loss of $5.8 million, adjusted for net non-cash charges of $16.2 million and net cash outflows of $16.2 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were an $6.5 million increase in deferred contract costs comprised of sales commissions earned on bookings, a $3.3 million increase in prepaid expenses, a $0.9 million decrease in accounts payable, a $0.9 million decrease in accounts receivable, a $1.2 million decrease in deferred revenue, a $1.1 million decrease in operating lease liabilities, and a $2.2 million decrease in accrued liabilities.

For the three months ended March 31, 2025, cash used in operating activities was $0.2 million, primarily due to a net loss of $8.8 million, adjusted for net non-cash charges of $16.1 million, and net cash outflows of $7.5 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were a $4.4 million increase in deferred contract costs comprising mainly sales commissions earned on bookings, a $0.5 million increase in prepaid expenses, a $3.7 million decrease in accounts payable, a $1.1 million decrease in deferred revenue, and a $1.0 million decrease in operating lease liabilities. These amounts were partially offset by a $2.7 million increase in accrued liabilities and a $0.4 million decrease in accounts receivable.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 was $5.0 million, due to $8.9 million in purchases of short-term investments, partially offset by $5.3 million in short-term investment maturities. Additional investing cash flow activities included $0.5 million of furniture and equipment additions and $0.9 million in personnel-related costs capitalized as internal-use software development.
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
Financing Activities
Cash used in financing activities for the three months ended March 31, 2026 was $2.0 million, primarily due to principal payments on finance lease obligations of $1.8 million and $1.6 million in payments made for taxes related to the net share settlement of equity awards. These outflows were partially offset by cash proceeds of $1.0 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.3 million.
Cash used in financing activities for the three months ended March 31, 2025 was $0.2 million, primarily due to principal payments on finance lease obligations of $1.8 million. These outflows were partially offset by cash proceeds of $1.1 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.5 million.
Contractual Obligations and Commitments
During the three months ended March 31, 2026, we acquired $2.1 million of additional right of use assets through new finance lease obligations.
Other than the new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2026.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our unaudited condensed consolidated financial statements as of March 31, 2026.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB, a division of First-Citizens Bank & Trust Company (“SVB”), allowing for total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, maintained a total borrowing capacity of up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. We are required to pay a recurring annual fee of $0.1 million beginning in July 2026 on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by substantially all of the Company’s assets. The July 2025 Amendment includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we are required to meet specified minimum levels of EBITDA, as adjusted for stock-based compensation expense and changes in our deferred revenue balances. We did not take any advances on the revolving line of credit in the three months ended March 31, 2026. As of March 31, 2026, there was no outstanding balance on the line of credit, the full $50.0 million capacity was available for borrowing, and we were in compliance with all SVB loan covenants.
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
For information on our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. There have been no material changes to our critical accounting estimates as compared to those disclosed in our 2025 Annual Report on Form 10-K.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of March 31, 2026, our exposure to market risk has not changed materially since December 31, 2025. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 5, 2026.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
•Our business could be negatively impacted by actions of stockholders.
Risks Related to our Business and our Industry
Our recent growth rates may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $239.0 million and $204.3 million during the years ended December 31, 2025 and 2024, respectively, and $65.5 million for the three months ended March 31, 2026 compared with $55.8 million for the three months ended March 31 2025. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years, creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations to India, Latin America and the Philippines over the last three years.
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
Our revenue is derived from SMBs, and the majority of our revenue is derived from small businesses. While we believe our core healthcare verticals in dental, optometry, veterinary services, and other medical specialty services have been more resilient than other types of small business, SMBs often have higher rates of business failures and limited budgets. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. Many of these SMBs are in the early stages of their development and there is no guarantee that their businesses will succeed. In addition, SMBs may be affected by economic uncertainty or downturns to a greater extent than enterprises and typically have more limited financial resources, including capital borrowing capacity, than enterprises. For example, inflation and interest rate trends have adversely impacted economies and financial markets globally, which particularly impacted many SMBs. SMBs are also typically restricted by factors other than price in their technology-related decisions. These factors may make us more susceptible to adverse economic conditions or downturns and may limit our ability to grow our business and become profitable. If we are not able to effectively address the risks associated with serving SMBs, our revenue, results of operations and financial condition could be adversely impacted.
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
We have incurred net losses in each year since our inception, including net losses of $28.1 million and $28.3 million for the years ended December 31, 2025 and 2024, respectively, and a net loss of $5.8 million for the three months ended March 31, 2026 compared with $8.8 million for the three months ended March 31 2025. We had an accumulated deficit of $324.8 million as of March 31, 2026. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods. You should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:

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
These investments may not result in increased revenue or growth of our business. We also expect that our revenue growth rate will decline or fluctuate over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, then our business, results of operations and financial condition would be adversely affected.
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
•increases in fees from integration partners, such as PMS and electronic health record (“EHR”) platform providers;
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
The market for our platform and products is evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. In many cases, our primary competition is the combination of existing point solutions, such as messaging, phone service, marketing tools, payments, customer relationship management (“CRM”), EHR and PMS platforms, analytics and reviews management, that potential customers may already use to manage their practices and in which they have made significant investments.
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
Our ability to provide effective customer service and support may be adversely affected by a variety of factors. We may be unable to respond quickly enough to accommodate short term increases in demand for service and support from our customer support and success teams. A significant percentage our current customer service and support staff has been employed with us for less than one year and therefore may be less familiar with our platform and products than our more tenured employees. In addition, as we add functionality to our platform or as customers begin to increase the ways in which they use our platform or products, customer service needs may become more time-consuming to meet. If our customers are not satisfied with the level of customer support we provide, they may stop using our platform or may not subscribe to additional products we offer. In addition, to improve our level of customer support and service and to meet increased customer demand for support, we may need to devote additional resources to hiring and training personnel, which will increase our costs and without additional corresponding revenue, could adversely affect our business, results of operations and financial condition.
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
Our customers need to be able to access our platform at any time, without interruption or degradation of performance. GCP runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at GCP. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including the global shortage of high-performance computing capacity resulting from the rapid expansion of of AI use cases, technical failures, natural disasters, pandemics, fraud or security attacks. In addition, if our security, or that of GCP, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through GCP or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from GCP may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
We continue to incorporate additional AI solutions and features into our platform and our business, including through our recent acquisition of TrueLark, an AI-powered receptionist and front-desk automation platform provider, and these solutions and features may become more important to our operations or to our future growth over time. However, there can be no assurance that we will realize the desired or anticipated benefits from AI and related investments. Our investments in AI solutions and features, including as a result of or in connection with our TrueLark acquisition, may negatively impact our cost of revenue and gross margins until we are able to increase revenue enough to offset these investments. The rapid expansion of AI use cases has resulted in a global shortage of high-performance computing capacity and specialized semiconductors, which may lead to service disruptions, increased operational costs, or an inability to scale our AI-powered features if our third-party cloud providers are unable to meet our growing demand. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
Penetrating new healthcare or other vertical markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to expand into new healthcare or other vertical markets and increase our penetration into existing vertical markets, we may not be able to continue to grow our revenue. Moreover, we will need to make investments to enter new markets in advance of deriving revenue from those markets, and, if we are unable to derive incremental revenue from new healthcare or other vertical markets in which we make investments to earn an adequate return on our investments, our business and results of operations will suffer. In addition, we cannot be sure that the time periods that have been required historically to identify, evaluate, develop and launch new product offerings to address specific healthcare or other vertical markets will be representative of the time that will be required to address new healthcare vertical markets in the future. Delays in addressing healthcare or other vertical markets may result in an increase in the investment required to address these markets, delay our ability to derive revenue from these markets and adversely affect our ability to address those markets if other companies are able to address those markets with competitive offerings before we are able to do so.
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
We currently market our platform and products only in the U.S. and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of March 31, 2026 had approximately 150 employees in India to further our engineering and administrative operations. Additionally, in 2023 and 2024 we expanded operations in the Philippines to supplement our customer support and revenue operations and in 2025 we expanded resources in Latin America to supplement our revenue operations.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in July 2025, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of earnings before interest, taxes, depreciation, and amortization, as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of March 31, 2026, and for the period then ending, we had no outstanding borrowings under this loan and security agreement.
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
The STIR/SHAKEN framework is widely deployed in North America and is being explored globally. We have implemented STIR/SHAKEN for voice traffic originating in the U.S. and rely on our service providers to sign our voice traffic originating in Canada. However, standards to obtain STIR/SHAKEN signing authority in other countries often differ from U.S. requirements and these differing standards may not be fully interoperable
While the U.S. and Canadian governing authorities have operationalized cross-border interconnection to allow providers to sign calls in one country and accept the signature in the other technical challenges remain. For instance, intermediate providers may strip authentication headers during transit, or foreign regulators may impose stricter blocking mandates. If our solutions are not interoperable with foreign requirements, if the cross-border exchange of SHAKEN tokens fails technically, or if we or our service providers are unable to authenticate originating calls, our business could be harmed. As regulators increasingly allow or mandate the blocking of non-authenticated traffic, our customers’ calls are at risk of being blocked, flagged as spam, or ignored by recipients. This would make our service less desirable for our customers.
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
The preparation of the financial statements in conformity with the generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and significant estimates used in preparing our consolidated financial statements include: the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, amortization period of deferred contract costs, the incremental borrowing rate used in determining the value of right-of-use assets and lease liabilities, useful lives for depreciable assets, and accounting for business combinations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
•business disruptions and costs related to shareholder activism;
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned in excess of 25.0% of our total shares outstanding as of March 31, 2026. As a result, these stockholders, acting together, may influence our management and affairs and the outcome of votes on matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.

We are an “emerging growth company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced Public Company Accounting Oversight Board reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, when we cease to be an emerging growth company as December 31, 2026, we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
The actions of stockholders could negatively impact our business. Specifically, certain actions of certain types of stockholders, including without limitation public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees and increase the volatility of our stock. While we have entered into a cooperation agreement with Engine Capital and 2717 Partners, we have incurred or experienced, and may incur or experience in the future, significant costs or distractions thereunder or in connection therewith, or under any future agreements with stockholders. In addition, perceived uncertainties as to our future direction in relation to the actions of our stockholders may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for vertically tailored software. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, supply chain shortages, economic inflation, geopolitical developments, such as existing and potential trade wars, military conflicts, including the military conflict in the Middle East and the military conflict between Russia and Ukraine, and other events outside of our control, result in a reduced volume of business for, and communications and engagement by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate substantially all of our revenue from SMB healthcare practices, which may be affected by economic uncertainty or downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our platform or products, or prospective customers delay adoption or elect not to adopt our platform or products, as a result of a weak economy or recession or due to economic uncertainty, this could adversely affect our business, results of operations and financial condition. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibit
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date

10.1	Cooperation Agreement, dated March 28, 2026, among the registrant and the other parties thereto	8-K	001-40998	10.1	March,30, 2026

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: May 5, 2026	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 5, 2026	By:	/s/ Jason Christiansen
Jason Christiansen
Chief Financial Officer
(Principal Financial Officer)