Form 10-Q
period 2026-06-30
Weave Communications, Inc.
filed 2026-08-06
CIK 1609151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of August 3, 2026, the registrant had 79,999,119 shares of common stock, par value $0.00001 per share, outstanding.

WEAVE COMMUNICATIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$47,630	$54,959
Short-term investments	30,839	26,761
Accounts receivable, net	4,444	4,347
Deferred contract costs, net	14,710	13,309
Prepaid expenses and other current assets	7,084	5,618
Total current assets	104,707	104,994
Non-current assets:
Property and equipment, net	10,098	9,212
Operating lease right-of-use assets	31,630	33,779
Finance lease right-of-use assets	11,964	10,490
Deferred contract costs, net, less current portion	12,824	11,163
Intangible assets, net	6,449	7,134
Goodwill	29,465	29,465
Other non-current assets	1,450	1,731
TOTAL ASSETS	$208,587	$207,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,114	$7,262
Accrued and other current liabilities	26,624	27,919
Deferred revenue	37,299	38,051
Current portion of operating lease liabilities	4,724	4,658
Current portion of finance lease liabilities	7,215	6,706
Total current liabilities	83,976	84,596
Non-current liabilities:
Other long-term liabilities	200	200
Operating lease liabilities, less current portion	32,183	34,554
Finance lease liabilities, less current portion	7,259	6,234
Total liabilities	123,618	125,584
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 79,913,403 and 78,353,381 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	414,583	401,576
Accumulated deficit	(329,092)	(319,065)
Accumulated other comprehensive loss	(522)	(127)
Total stockholders' equity	84,969	82,384
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$208,587	$207,968
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$67,542	$58,470	$133,042	$114,279
Cost of revenue	18,889	16,519	36,850	32,383
Gross profit	48,653	41,951	96,192	81,896
Operating expenses:
Sales and marketing	27,397	25,245	56,148	48,771
Research and development	12,054	11,988	22,868	23,141
General and administrative	13,588	14,904	27,585	29,490
Total operating expenses	53,039	52,137	106,601	101,402
Loss from operations	(4,386)	(10,186)	(10,409)	(19,506)
Other income (expense):
Interest income	346	435	718	898
Interest expense	(420)	(537)	(789)	(934)
Other income, net	335	471	687	971
Loss before income taxes	(4,125)	(9,817)	(9,793)	(18,571)
Income tax provision	(132)	1,106	(234)	1,035
Net loss	$(4,257)	$(8,711)	$(10,027)	$(17,536)
Net loss per share - basic and diluted	$(0.05)	$(0.11)	$(0.13)	$(0.23)
Weighted-average common shares outstanding - basic and diluted	79,632,415	75,842,852	79,108,167	74,830,541
Other comprehensive loss
Change in foreign currency translation, net of tax	(105)	294	(360)	348
Net unrealized gain (loss) on investments, net of tax	(11)	(9)	(35)	5
Total comprehensive loss	$(4,373)	$(8,426)	$(10,422)	$(17,183)
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE - March 31, 2026	79,384,905	$—	$408,518	$(324,835)	$(406)	$83,277
Issuance of common shares from stock option exercises	29,651	—	102	—	—	102
Vesting of restricted stock units	739,356	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(240,509)	—	(1,290)	—	—	(1,290)
Stock-based compensation	—	—	7,253	—	—	7,253
Foreign currency translation adjustments, net of tax	—	—	—	—	(105)	(105)
Net unrealized gain on investments	—	—	—	—	(11)	(11)
Net Loss	—	—	—	(4,257)	—	(4,257)
BALANCE - June 30, 2026	79,913,403	$—	$414,583	$(329,092)	$(522)	$84,969

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - March 31, 2025	74,914,866	$—	$368,919	$(299,838)	$(500)	$68,581
Issuance of common shares from stock option exercises	33,242	—	52	—	—	52
Issuance of common shares upon the acquisition of Vidurama, Inc.	928,691	—	10,041	—	—	10,041
Issuance costs	—	—	(26)	—	—	(26)
Vesting of restricted stock units	1,018,884	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(1,726)	—	(17)	—	—	(17)
Stock-based compensation	—	—	8,672	—	—	8,672
Foreign currency translation adjustments, net of tax	—	—	—	—	294	294
Net unrealized loss on investments	—	—	—	—	(9)	(9)
Net loss	—	—	—	(8,711)	—	(8,711)
BALANCE - June 30, 2025	76,893,957	$—	$387,641	$(308,549)	$(215)	$78,877
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Six Months Ended June 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2025	78,353,381	$—	$401,576	$(319,065)	$(127)	$82,384
Issuance of common shares from stock option exercises	379,012	—	427	—	—	427
Issuance of common shares from the employee stock purchase plan	238,230	—	1,044	—	—	1,044
Vesting of restricted stock units	1,500,789	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(558,009)	—	(2,874)	—	—	(2,874)
Stock-based compensation	—	—	14,410	—	—	14,410
Foreign currency translation adjustments, net of tax	—	—	—	—	(360)	(360)
Net unrealized gain on investments	—	—	—	—	(35)	(35)
Net loss	—	—	—	(10,027)	—	(10,027)
BALANCE - June 30, 2026	79,913,403	—	414,583	(329,092)	(522)	84,969

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
BALANCE - December 31, 2024	73,225,253	$—	$358,549	$(291,013)	$(568)	$66,968
Issuance of common shares from stock option exercises	119,454	—	515	—	—	515
Issuance of common shares from the employee stock purchase plan	118,565	—	1,111	—	—	1,111
Issuance of common shares upon the acquisition of Vidurama, Inc.	928,691	—	10,041	—	—	10,041
Issuance costs	—	—	(26)	—	—	(26)
Vesting of restricted stock units	2,505,491	—	—	—	—	—
Common stock withheld related to net settlement of equity awards	(3,497)	—	(43)	—	—	(43)
Stock-based compensation	—	—	17,494	—	—	17,494
Foreign currency translation adjustments, net of tax	—	—	—	—	348	348
Net unrealized loss on investments	—	—	—	—	5	5
Net loss	—	—	—	(17,536)	—	(17,536)
BALANCE - June 30, 2025	76,893,957	$—	$387,641	$(308,549)	$(215)	$78,877
See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,027)	$(17,536)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,299	5,682
Amortization of operating right-of-use assets	2,149	1,967
Amortization of intangible assets	685	156
Provision for credit losses	829	480
Amortization of deferred contract costs	8,407	7,220
Stock-based compensation, net of amount capitalized	14,164	18,237
Net accretion of discounts on short-term investments	(270)	(642)
Changes in operating assets and liabilities:
Accounts receivable	(926)	(21)
Deferred contract costs	(11,469)	(9,047)
Prepaid expenses and other assets	(1,185)	1,448
Accounts payable	631	(2,719)
Accrued liabilities	(1,334)	2,507
Operating lease liabilities	(2,305)	(2,040)
Deferred revenue	(1,112)	(466)
Net cash provided by operating activities	4,536	5,226
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	14,450	30,456
Purchases of short-term investments	(18,293)	(15,455)
Purchases of property and equipment	(1,154)	(988)
Capitalized internal-use software costs	(1,804)	(822)
Business acquisitions, net of cash acquired	—	(23,318)
Net cash used in investing activities	(6,801)	(10,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases	(3,661)	(3,587)
Proceeds from stock option exercises	427	515
Payments for taxes related to net share settlement of equity awards	(2,874)	(43)
Stock issuance costs	—	(26)
Proceeds from the employee stock purchase plan	1,044	1,111
Net cash used in financing activities	(5,064)	(2,030)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,329)	(6,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,959	51,596
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,630	$44,665
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$789	$934
Cash paid (received) during the period for income taxes	$166	$(1,035)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchases financed with accounts payable	$250	$36
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$5,195	$4,342
Unrealized gain (loss) on short-term investments	$(35)	$5
Stock-based compensation included in capitalized software development costs	$285	$141
Equity issued as consideration in business combinations	$—	$10,041

See accompanying notes to these unaudited condensed consolidated financial statements

WEAVE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of the Business
Weave Communications, Inc., with its wholly-owned subsidiaries (collectively, “Weave” or the “Company”) is a vertical Software-as-a-Service (SaaS) company that provides a software and payments platform with integrated communications purpose-built for small and medium-sized healthcare practices to automate administrative workflows across the patient lifecycle. The platform centralizes essential communications by integrating with existing practice management systems. Our platform streamlines patient interactions including digital intake forms, appointment scheduling and reminders, insurance verification, and payment processing. The Company was incorporated in the state of Delaware in October 2015, and its corporate headquarters are located in Lehi, UT.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Weave Communications, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.
The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of stockholders' equity, statements of cash flows and accompanying notes are unaudited. These unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations are not necessarily indicative of the results to be expected for the full year or any other period.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of sales and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. Significant estimates included in the Company’s unaudited condensed consolidated financial statements include the valuation allowance against deferred tax assets, allowance for credit losses, recoverability of long-lived assets, fair value of stock-based compensation, the amortization period of deferred contract costs, and the valuation and useful lives of acquired intangible assets.
Significant Accounting Policies
A summary of the Company’s significant accounting policies is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. There have been no significant changes to these policies during the six months ended June 30, 2026.
Accounting Pronouncements Adopted
In July 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which amended the guidance in ASC 326 to simplify the estimation of credit losses on accounts receivable and contract assets from revenue transactions. The amended guidance allows companies to elect a practical expedient to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating the expected credit losses of the asset. This update is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. The Company adopted this standard prospectively and the adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosures of certain amounts included in the expense captions presented on the statement of operations and comprehensive loss, as well as disclosures about selling expenses. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its unaudited condensed consolidated financial statement disclosures and unaudited condensed consolidated statements of operations and comprehensive loss.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which updates the criteria for capitalization of internal-use software and the associated required disclosures. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027, and should be adopted prospectively with the option to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its related unaudited condensed consolidated financial statement disclosures, unaudited condensed consolidated statements of operations and comprehensive loss, and unaudited condensed consolidated balance sheets.
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
3.Business Combinations
On May 16, 2025, Weave acquired all outstanding shares of Vidurama, Inc. (“TrueLark”), an AI-powered receptionist and front-desk automation platform provider for total consideration of $35.9 million. Total consideration includes $2.3 million which was held back for indemnification and working capital purposes; of this amount, $0.5 million cash was held back for a period of 90 days following the acquisition for working capital adjustments. The total obligation owed after the 90-day holdback period has been paid in accordance with the agreement. $1.6 million was to be held back for a 12-month indemnification period, comprised of $0.5 million of the Company’s common stock, or 49,967 shares, and $1.1 million cash (the “Indemnification Holdback”). The Indemnification Holdback remains classified as a current liability, pending final assessment in accordance with the agreement. The shares of common stock included in the Indemnification Holdback are considered outstanding for the purposes of calculating earnings per share (see Note 14) and the value of the shares is included in additional paid-in capital on the unaudited condensed consolidated balance sheets. The Company is entitled to retain $0.2 million of the remaining cash holdback for a period of six years in order to resolve all indemnification claims made during the allowable time period. The acquisition did not have a material effect on the Company’s revenue or earnings in the unaudited condensed consolidated statements of operations and comprehensive loss for the reporting periods presented, nor would the presentation of combined unaudited financial results on a pro-forma basis for the prior two years be material. The Company accounted for the acquisition as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

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
Developed technology represents the estimated fair value of the acquired existing technology and are amortized over an estimated useful life of five years. Amortization of developed technology is included in cost of goods sold in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Customer relationships represent the estimated fair value of the acquired customer bases and are amortized over an estimated useful life of seven years. The trade names acquired are amortized over an estimated useful life of seven years. Amortization of customer relationships and trade names is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Pursuant to the definitive agreement for the business combination, certain key TrueLark employees were granted performance-based restricted stock unit awards (“PRSUs”) that vest upon TrueLark’s achievement of certain revenue milestones in the first and second twelve-month periods following the acquisition, subject to the recipients’ continued employment with the Company through such dates. The recipients of these awards are eligible to receive two potential payouts of up to $5.0 million each, settled in up to 1,000,000 shares of the Company’s common stock, on each of the last days of the month following the first and second anniversaries of the merger. Because these payouts are dependent on continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. These awards are deemed to be liability-classified awards. As of December 31, 2025, the service based vesting requirements for both potential payouts associated with the PRSUs were not met and all previously recognized stock-based compensation expense of $2.7 million was reversed, along with the associated liability of the same amount within other long-term liabilities on the unaudited condensed consolidated balance sheets. No additional stock-based compensation expense associated with these awards has been recognized during the six months ended June 30, 2026.
4.Goodwill and Intangible Assets
Goodwill activity was as follows (in thousands):

Total
Balance as of December 31, 2025	$29,465
Additions	—
Balance as of June 30, 2026	$29,465
Intangible Assets consisted of the following (in thousands):

	Weighted-Average	June 30, 2026
	Remaining Useful Life		Accumulated
		Gross	Amortization	Net
Trademarks and Trade Names	70 months	$1,400	$(224)	$1,176
Developed Technology	46 months	4,300	(958)	3,342
Customer Relationships	70 months	2,300	(369)	1,931
Total		$8,000	$(1,551)	$6,449

	December 31, 2025
		Accumulated
	Gross	Amortization	Net
Trademarks and Trade Names	$1,400	$(125)	$1,275
Developed Technology	4,300	$(535)	3,765
Customer Relationships	2,300	$(206)	2,094
Total	$8,000	$(866)	$7,134
Amortization expense for intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Based on the recorded intangible assets at June 30, 2026, estimated future amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending December 31,	Expense
Remainder of 2026	$696
2027	1,381
2028	1,381
2029	1,381
2030	881
Thereafter	729
Total	$6,449
5.Revenue
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts With Customers for all periods presented.
Contract Balances
The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $20.6 million and $20.8 million for the three months ended June 30, 2026 and 2025, respectively, and $30.0 million and $31.7 million for the six months ended June 30, 2026 and 2025, respectively.
Deferred Contract Costs
The Company capitalizes incremental costs of obtaining and fulfilling a contract. Amortization expense related to these costs was $4.3 million and $3.7 million for the three months ended June 30, 2026 and 2025, respectively, and $8.4 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively, and is reflected in the sales and marketing line item on the unaudited condensed consolidated statements of operations and comprehensive loss.
Concentration of Credit Risk, Significant Customers, and Provision for Credit Losses
There were no customers with revenue as a percentage of total revenue exceeding 10% for the six months ended June 30, 2026 and 2025. There were no customers with outstanding accounts receivable balances as a percentage of total accounts receivable greater than 10% as of June 30, 2026 and December 31, 2025.
The Company’s provision for credit losses was $0.6 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.
Disaggregation of Revenues
Revenue has been disaggregated into recurring and non-recurring categories to identify revenue and costs of revenue that are one-time in nature from those that are term-based and renewable.

The table below outlines revenue for the Company’s recurring subscription (software and phone services) and payment processing services, as well as for its onboarding services, and phone hardware for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription and payment processing	$64,590	$56,005	$127,152	$109,420
Onboarding	782	833	1,714	1,721
Phone Hardware (embedded lease)	2,170	1,632	4,176	3,138
Total revenue	$67,542	$58,470	$133,042	$114,279
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
The following table summarizes the assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$37,368	$—	$—	$37,368
Short-term investments
US government and agency securities	18,106	—		18,106
Commercial paper	—	12,733	—	12,733
Total	$55,474	$12,733	$—	$68,207

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,785	$—	$—	$35,785
Short-term investments
US government and agency securities	17,129	—		17,129
Commercial paper	—	9,632	—	9,632
Total	$52,914	$9,632	$—	$62,546

The following tables summarize the Company's short-term investments on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$18,130	$—	$(24)	$18,106
Commercial paper	12,743	—	(10)	12,733
Total	$30,873	$—	$(34)	$30,839

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
US government and agency securities	$17,122	$7	$—	$17,129
Commercial paper	9,632	1	(1)	9,632
Total	$26,754	$8	$(1)	$26,761
The following tables summarize the Company’s cash and cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,262	$—	$—	$10,262
Cash equivalents
Money market funds	37,368	—	—	37,368
Total	$47,630	$—	$—	$47,630

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$19,174	$—	$—	$19,174
Cash equivalents
Money market funds	35,785	—	—	35,785
Total	$54,959	$—	$—	$54,959
As of June 30, 2026, the weighted-average remaining contractual maturities of available-for-sale securities was approximately four months.
No available-for-sale securities held as of June 30, 2026 have been in a continuous unrealized loss position for more than twelve months. As of June 30, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk and are considered temporary. The Company believes it is more likely than not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are scheduled to mature within one year from the balance sheet date.

For the three and six months ended June 30, 2026 and 2025, both unrealized holding gains and losses were immaterial and the resulting net unrealized holding gains and losses have been included in accumulated other comprehensive loss on the unaudited condensed consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, the Company had no outstanding debt. The carrying amounts of certain financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Realized gains, consisting of discount accretion were $0.1 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.
7.Property and Equipment
Property and equipment consisted of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Office equipment	$4,182	$3,501
Office furniture	5,403	5,539
Leasehold improvements	3,113	3,039
Capitalized internal-use software	11,835	9,746
Payment terminals	2,741	2,523
Property and equipment, gross	27,274	24,348
Less accumulated depreciation and amortization	(17,176)	(15,136)
Property and equipment, net	$10,098	$9,212
Depreciation and amortization expense on property and equipment was $1.3 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. Included in this total is $0.7 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively, recorded in cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive loss. The remaining amount of $0.6 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, was recorded in operating expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
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

Lease expense and other information for the periods presented consisted of the following (in thousands, except terms and rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expense
Finance lease expense:
Amortization of right-of-use assets	$1,932	$1,848	$3,802	$3,636
Interest on lease liabilities	380	364	727	710
Operating lease expense	1,439	1,386	2,879	2,771
Short-term lease expense	11	12	28	22
Variable lease expense	74	140	191	228
Total lease expense	$3,836	$3,750	$7,627	$7,367

Supplemental cash flow information
Finance leases:
Operating cash outflow from finance leases	$380	$364	$727	$710
Financing cash outflow from finance leases	$1,868	$1,814	$3,661	$3,587
Finance lease liabilities arising from obtaining finance lease right-of-use assets	$3,122	$2,165	$5,195	$4,342
Operating leases:
Operating cash outflow from operating leases	$1,524	$1,428	$3,036	$2,845

Other information as of June 30, 2026
Finance leases:
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	11.3%
Operating leases:
Weighted-average remaining lease term (years)	6.6
Weighted-average discount rate	3.9%
Operating leases
The Company as the Lessee
The Company leases office space for its headquarters under a non-cancelable operating lease agreement which expires in January 2033. Though the Company will consider renewal options on its lease as it nears expiration, the Company has not recognized any renewal options as part of the current lease term as it is not reasonably certain that it will exercise its option as of June 30, 2026. The rate implicit in the Company’s operating lease is not readily determinable. Thus, the Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on the Company’s secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The operating lease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause the Company to incur additional significant financial obligations. The office space lease agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities. The Company has elected the practical expedient and does not separate lease components from non-lease components.

Total rent expense for office space leases was $1.3 million and $1.4 million for each of the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $2.8 million million for each of the six months ended June 30, 2026 and 2025, respectively, and is reported gross of sublease income received.
Future maturities of remaining lease payments included in the measurement of operating lease liabilities as of June 30, 2026 are as follows (in thousands):

Years ending December 31,
Remainder of 2026	$3,047
2027	6,009
2028	6,139
2029	6,292
2030	6,450
Thereafter	13,953
Total	41,890
Less: imputed interest	(4,983)
Present value of operating lease obligations	$36,907
The Company as the Lessor
The Company provides varying quantities of phone hardware to customers without adjustments to the base subscription price. The Company is deemed a lessor in these arrangements. In April 2023, the Company entered into a Sublease Agreement for one floor of its corporate headquarters in Lehi, Utah. This agreement was renewed in October 2025 with a three-year lease term which began in March 2026. Sublease income is included in other income, net on the unaudited condensed consolidated statements of operations and comprehensive loss.
The Company reported revenues associated with these leases for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Phone hardware revenue	$2,170	$1,632	$4,176	$3,138
Sublease revenue	225	219	444	439
Total	$2,395	$1,851	$4,620	$3,577
Finance leases
The Company is the lessee in all of its finance lease arrangements. In June 2016, the Company began financing its purchases of phone hardware through lease agreements classified as finance leases. As of June 30, 2026, the Company had 91 executed and active lease agreements for phone hardware with maturity dates ranging from July 2026 to May 2029. As of June 30, 2026, the gross value of phone hardware acquired under these finance leases approximated $22.9 million. Amortization expense on finance-leased phone hardware as disclosed within the lease expense table above is included in depreciation expense within cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

Future minimum lease payments for the Company’s finance leases as of June 30, 2026 were as follows (in thousands):

Years ending December 31,
Remainder of 2026	$4,611
2027	6,668
2028	3,963
2029	1,081
2030	—
Thereafter	—
Total	16,323
Less: amounts representing interest	(1,849)
Present value of finance lease obligations	$14,474
9.Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recognized in the period. For the three and six months ended June 30, 2026, the Company recorded income tax expense of $0.1 million and $0.2 million respectively, compared to income tax benefits of $1.1 million and $1.0 million for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rates were (3.2)% and (2.4)% for the three and six months ended June 30, 2026, respectively, compared to 11.3% and 5.6% for the corresponding periods in 2025.
The tax expense for the three and six months ended June 30, 2026, primarily reflects income taxes in foreign jurisdictions where the Company generates taxable income. The effective tax rate differs from the U.S. federal statutory income tax rate of 21.0% primarily due to the impact of the Company’s valuation allowance, state income taxes, and permanent differences.
The Company’s U.S. operations continue to generate losses and, as such, the Company maintains a valuation allowance against substantially all U.S. deferred tax assets. While the Company believes its current valuation allowance is appropriate, the Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on all available positive and negative evidence, including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. The partial valuation allowance release recorded during 2025 related to deferred tax liabilities established in connection with the Vidurama acquisition remains unchanged, and no additional releases were recorded during the three and six months ended June 30, 2026.
The Company had no material uncertain tax positions and no significant changes to its unrecognized tax benefits during the three and six months ended June 30, 2026. No interest or penalties related to uncertain tax positions were accrued or recognized in income tax expense for the period.
10.Debt
In August 2021, the Company established a revolving line of credit with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), allowing for total borrowing capacity up to $50.0 million, subject to reduction should the Company fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The line of credit, as amended, maintained a total borrowing capacity up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. The Company is required to pay a recurring annual fee of $0.1 million beginning in July 2026, on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by substantially all of the Company’s assets. The July 2025 Amendment includes financial covenants requiring that, at any time, if the Company’s total unrestricted cash and cash equivalents held at SVB, plus the Company’s short-term investments managed by SVB is less than $100.0 million, the Company must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the revolving line of credit, and the Company must meet specified minimum levels of EBITDA as adjusted for stock-based compensation expense, changes in its deferred revenue balances, capitalized software development expense and certain non-recurring transaction costs. The Company was in compliance with all debt covenants for the three and six months ended June 30, 2026 and the year ended December 31, 2025. As of June 30, 2026, the Company had no outstanding borrowings under its revolving line of credit.
11. Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense, consisting of service-based expense related to the equity incentive plans, including expense from stock options and restricted stock units, and the employee stock purchase plan, was classified as follows in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$167	$215	$333	$500
Sales and marketing	1,460	1,951	3,447	3,792
Research and development	2,065	3,018	4,122	5,380
General and administrative	3,342	4,068	6,262	8,565
Total	$7,034	$9,252	$14,164	$18,237
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
Stock-based compensation expense related to the 2021 EIP and the Inducement Plan was $6.9 million and $9.1 million for the three months ended June 30, 2026 and 2025, respectively, and $13.8 million and $17.8 million for the six months ended June 30, 2026 and 2025.
Stock Options
The aggregate intrinsic value of stock options outstanding is outlined in the table below. The intrinsic value represents the excess of the estimated fair value of the Company’s common stock on the date of exercise over the exercise price of each stock option.

Stock option activity was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	1,228,367	$4.10	3.12	$4,282
Exercisable as of December 31, 2025	1,228,367	$4.10	3.12	$4,282

Exercised	(379,012)	$1.13
Forfeited and expired	(59,496)	$6.98
Outstanding as of June 30, 2026	789,859	$5.32	4.05	$888
Exercisable as of June 30. 2026	789,859	$5.32	4.05	$888
The aggregate intrinsic value of stock options exercised for the six months ended June 30, 2026 and 2025 was $1.4 million and $1.0 million, respectively. The aggregate intrinsic value represents the excess of the estimated fair value of the Company’s common stock on the date of exercise over the exercise price of each stock option. There was no unrecognized stock-based compensation expense related to outstanding stock options as of June 30, 2026.
The Company did not grant any stock options during the six months ended June 30, 2026 and 2025.
Restricted Stock Units
RSUs granted under the 2021 EIP and the Inducement Plan vest and settle upon the satisfaction of a service-based condition. In limited cases, certain of these RSUs are subject to additional performance-based conditions. The service-based condition for these awards is generally satisfied over three years. As of June 30, 2026, a total of 74,922 RSUs are outstanding that were issued to non-employee directors that have a one-year vesting schedule, with 100% vesting on the earlier of one year from the grant date or the annual meeting of stockholders. A total of 181,251 RSUs are outstanding that were issued to non-employee directors that have a three-year vesting schedule, with 33% vesting one year from the grant date and the remaining 67% vesting annually over the remaining two years. The remaining RSUs that have been issued have a three-year vesting schedule with 33% vesting one year from grant date and the remaining 67% vesting quarterly over the remaining two years.
RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	6,098,079	$9.42

Granted	3,680,766	$4.25
Vested	(1,500,789)	$10.18
Forfeited	(622,675)	$9.00
Outstanding as of June 30, 2026	7,655,381	$6.83
The total fair value of RSUs that vested during the six months ended June 30, 2026 and 2025 was $15.3 million and $19.7 million, respectively.
As of June 30, 2026, there was $45.0 million of unrecognized stock-based compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

In connection with the acquisition of TrueLark, the Company granted PRSUs to key TrueLark employees that were scheduled to vest based on the achievement of certain service- and revenue-based conditions. Refer to Note 3 above for further discussion.
Employee Stock Purchase Plan
In October 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 50% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. No participant may purchase more than 2,500 shares during any offering period. The ESPP became effective in November 2021 in connection with the Company’s IPO. As of June 30, 2026 and December 31, 2025, 4,817,587 and 4,034,053 shares were reserved for issuance, and 1,164,117 and 925,887 shares, respectively, of common stock had been issued under the ESPP. The number of shares available for issuance under the ESPP may be increased on the first day of each fiscal year by an amount to be determined by the board of directors. In the first fiscal quarter of 2026, the Board reserved an additional 783,534 common shares for issuance under the ESPP.
The 2021 ESPP provides for six-month offering periods, which begin February 25 and August 25 of each year, and the last day of each offering period is the purchase date for that period.
During the three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $0.2 million of stock-based compensation expense related to the ESPP, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $0.3 million and $0.4 million of stock-based compensation expense related to the ESPP, respectively. As of June 30, 2026 and December 31, 2025, $0.7 million and $1.0 million in ESPP employee payroll contributions are included within accrued liabilities and other on the unaudited condensed consolidated balance sheets, respectively. As of June 30, 2026, total unrecognized compensation expense related to the ESPP was $0.1 million, which will be amortized over the remaining offering period through August 24, 2026.
12.Related Party Transactions
Apart from payments pursuant to the Company’s non-employee director compensation program, there were no related-party transactions during the three and six months ended June 30, 2026 and 2025.
13.Commitments and Contingencies
Legal Matters
As of June 30, 2026, and through the issuance date of these unaudited condensed consolidated financial statements, the Company is not involved in any legal proceedings that it believes could have a material adverse effect on its business, financial condition or results of operations.
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

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of June 30, 2026.
14. Net Loss Per Share
The following tables present the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,257)	$(8,711)	$(10,027)	$(17,536)
Denominator:
Weighted-average common shares outstanding - basic and diluted	79,632,415	75,842,852	79,108,167	74,830,541
Net loss per share
Net loss per share, basic and diluted	$(0.05)	$(0.11)	$(0.13)	$(0.23)
The following potentially outstanding common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as of the end of the periods presented because their inclusion would have been antidilutive:

	June 30, 2026	June 30, 2025
Options to purchase common stock	789,859	1,338,743
Number of shares issuable from ESPP	172,282	225,336
Shares held back as part of TrueLark indemnification	—	49,967
Performance-based restricted stock unit awards	—	1,000,000
Restricted stock units	7,655,381	6,197,847
Total	8,617,522	8,811,893
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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	67,542	58,470	133,042	114,279
Costs and Expenses:
Direct costs of goods sold	11,982	9,745	23,078	19,302
Payroll and employee-related costs	43,470	44,014	86,154	85,666
Marketing costs	6,011	4,719	13,031	9,449
Partner costs	1,652	1,355	3,100	2,590
Professional fees	1,958	2,238	4,009	3,939
Facilities costs	2,329	2,247	4,755	4,261
Software costs	4,085	3,235	7,567	6,295
Capitalized software deferred costs	(1,048)	(497)	(2,089)	(970)
Other segment items[1]	1,360	125	3,464	1,283
Net loss	(4,257)	(8,711)	(10,027)	(17,536)

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
We have embedded AI technology into the platform to function as an "always-on teammate" for practice staff, autonomously fulfilling daily tasks. By leveraging this always-on teammate to handle repetitive duties like answering routine questions, scheduling appointments, and managing payment processing, these solutions reduce front-office interruptions and allow clinical staff to focus on face-to-face patient care.
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
We generate revenue primarily from recurring subscription fees charged to access our platform, which also includes embedded lease revenue on phone hardware. These recurring revenues accounted for 90% and 91% of our revenue the three months ended June 30, 2026 and 2025, respectively and 90% and 91% for the six months ended June 30, 2026 and 2025, respectively. In addition, we provide recurring payment processing services through Weave Payments and derive revenue from transactions between our customers that utilize Weave Payments and their end consumers.
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
The table below sets forth the revenue and associated cost of revenue for our recurring subscription and payment processing services, as well as for our onboarding services and phone hardware:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Subscription and payment processing:
Revenue	$64,590	$56,005	$127,152	$109,420
Cost of revenue	(14,295)	(12,590)	(27,810)	(24,671)
Gross profit	$50,295	$43,415	$99,342	$84,749
Gross margin	78%	78%	78%	77%
Onboarding:
Revenue	$782	$833	$1,714	$1,721
Cost of revenue	(2,657)	(2,075)	(5,231)	(4,067)
Gross profit	$(1,875)	$(1,242)	$(3,517)	$(2,346)
Gross margin	(240)%	(149)%	(205)%	(136)%
Phone Hardware:
Revenue	$2,170	$1,632	$4,176	$3,138
Cost of revenue	(1,937)	(1,854)	(3,809)	(3,645)
Gross profit	$233	$(222)	$367	$(507)
Gross margin	11%	(14)%	9%	(16)%
Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to attract new customers, retain and expand within our customer base, add new products, and expand into new industry verticals.
Attract New Customers
Our ability to attract new customers is dependent upon a number of factors, including the effectiveness of our pricing and products, the sum total of the features and pricing of the alternative point solution patchwork, the effectiveness of our marketing efforts, the effectiveness of our channel partners in selling and marketing our platform, our ability to integrate our platform with practice management systems (“PMS”) and electronic health record (“EHR”) software, which strengthens our product market fit and increases the value our platform provides to customers, and the growth of the market for a customer experience and payments software platform. Sustaining our growth requires continued adoption of our platform by new customers. We aim to add new customers through a combination of unpaid channels, such as recommendations and word of mouth, and paid channels, such as digital marketing, direct mail, trade shows and industry events, brand marketing and our teams of sales representatives. Historically, our go-to-market strategy focused on increasing the number of locations with most of our customers having a single location.

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
Customer retention also impacts our future financial performance given its potential to drive improved gross margin. The initial onboarding costs, as well as the cost of phone hardware, which is depreciated over three years, represent substantial cost of revenue elements during the first few years of a customer’s life. We believe our disaggregated revenue and cost of revenue financial data, particularly our subscription and payment processing gross margin, provide insight into the impact of customer retention on overall gross margin improvement. Our subscription and payment processing gross margin was 78% for each the three months ended June 30, 2026 and 2025, respectively, and 78% and 77% for the six months ended June 30, 2026 and 2025, respectively.
Add New Products
We continue to add new products and functionality to our platform, broadening our use cases and applicability for different customers. In 2026, we introduced our omnichannel AI Receptionist built on Google Cloud's Gemini Enterprise Agent Platform, enabling practices to preserve conversation context across voice and text, configure intelligent routing, and escalate to staff when needed (“AI Receptionist”). In 2025, among other new products, we also delivered Weave Insurance Eligibility, which links directly to multiple dental insurance portals to retrieve detailed patient insurance information to provide patients a more complete view of their insurance coverage.
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

	June 30,
	2026	2025
Dollar-based net revenue retention rate	92%	96%
Dollar-based gross revenue retention rate	89%	90%
Dollar-Based Net Revenue Retention Rate
We believe our dollar-based net revenue retention rate (“NRR”) provides insight into our ability to retain and grow revenue from our customer locations, as well as their potential long-term value to us. For retention rate calculations, we use adjusted monthly revenue (“AMR”), which is calculated for each location as the sum of (i) the subscription component of revenue for each month and (ii) the average of the trailing-three-month recurring payments revenue. AMR does not include revenue associated with contracts acquired through the May 2025 TrueLark acquisition, as the revenue on these contracts is not directly measurable on a per customer location basis. Since payments revenue represents the revenue we recognize on payment processing volume, which is reported net of transaction processing fees, we believe the three-month average appropriately adjusts for short-term fluctuations in transaction volume. To calculate our NRR, we first identify the cohort of locations, or the “Base Locations”, that were active in a particular month, or the “Base Month”. We then divide AMR for the Base Locations in the same month of the subsequent year, or the “Comparison Month”, by AMR in the Base Month to derive a monthly NRR. AMR in the Comparison Month includes the impact of any churn, revenue contraction, revenue expansion, and pricing changes, and by definition does not include any new customer locations under subscription added between the Base Month and Comparison Month. We derive our annual NRR as of any date by taking a weighted average of the monthly net retention rates over the trailing twelve months prior to such date.
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
Components of Results of Operations
Revenue
We generate revenue primarily from recurring subscription fees charged to access our software and phone services platform, and recurring embedded lease revenue on phone hardware provided to customers. The majority of these subscription arrangements have contractual month-to-month terms, with a small minority portion having contractual terms of 1-3 years. Subscription and phone hardware fees are prepaid and customers may elect to be billed monthly or annually, with the majority of our revenue coming from those that elect to be billed monthly. To incentivize annual payments, we may offer pricing concessions that apply ratably over the twelve-month subscription plan. As of June 30, 2026 and 2025, approximately 24% and 31% of customer locations elected annual prepayments, respectively. Subscription revenue is recognized ratably over the term of the subscription agreement. Amounts billed in excess of revenue recognized are reported in deferred revenue on the Company’s unaudited condensed consolidated balance sheets.
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
As we acquire new customers, and existing customers increase their use of our cloud-based platform, we expect that the dollar amount of our cost of revenue will continue to increase. However, our cost of revenue has been and will continue to be affected by a number of factors, including increased regulatory fees on text messaging and phone calls, the quantity and aging of phones provided to customers, changes to fees paid to application providers, adoption of AI-based features, future changes to the cloud infrastructure costs to support our product offering, our stock-based compensation expense, and the timing of the amortization of internal-use software development costs, which could cause it to fluctuate as a percentage of revenue in future periods.
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

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which the Company conducts business. The Company’s U.S. operations continue to generate losses and, as a result, the Company maintains a valuation allowance against substantially all of its U.S. deferred tax assets.
During the three and six months ended June 30, 2026, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively, compared to income tax benefits of $1.1 million and $1.0 million for the corresponding periods in 2025. The tax expense for the three and six months ended June 30, 2026 reflects income taxes in foreign jurisdictions where the Company generates taxable income, while losses incurred in the U.S. generally do not result in an income tax benefit due to the Company’s valuation allowance.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$67,542	$58,470	$133,042	$114,279
Cost of revenue (1) (3)	18,889	16,519	36,850	32,383
Gross profit	48,653	41,951	96,192	81,896

Operating expenses:
Sales and marketing (1) (3)	27,397	25,245	56,148	48,771
Research and development (1) (2)	12,054	11,988	22,868	23,141
General and administrative (1) (2) (4)	13,588	14,904	27,585	29,490
Total operating expenses	53,039	52,137	106,601	101,402
Loss from operations	(4,386)	(10,186)	(10,409)	(19,506)

Other income (expense):
Interest income	346	435	718	898
Interest expense	(420)	(537)	(789)	(934)
Other income (expense), net	335	471	687	971
Loss before income taxes	(4,125)	(9,817)	(9,793)	(18,571)
Income tax provision	(132)	1,106	(234)	1,035
Net loss	$(4,257)	$(8,711)	$(10,027)	$(17,536)

______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$167	$215	$333	$500
Sales and marketing	1,460	1,951	3,447	3,792
Research and development	2,065	3,018	4,122	5,380
General and administrative	3,342	4,068	6,262	8,565
Total stock-based compensation	$7,034	$9,252	$14,164	$18,237
See Note 11 of the unaudited condensed consolidated financial statements for further details on stock-based compensation expense.
(2)Includes acquisition transaction costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	11	—	16	—
Sales and marketing	15	—	24	—
Research and development	7	93	216	97
General and administrative	153	754	191	1,124
Total acquisition transaction costs	$186	$847	$447	$1,221
(3)Includes amortization of acquisition-related intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	213	105	423	105
Sales and marketing	131	51	262	51
Total amortization of intangibles	$344	$156	$685	$156
(4)Includes costs related to shareholder matter as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
General and administrative	—	—	829	—
Total shareholder matter costs	$—	$—	$829	$—

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	28	28	28	28
Gross margin	72	72	72	72

Operating expenses:
Sales and marketing	41	43	42	43
Research and development	18	21	17	20
General and administrative	20	25	21	26
Total operating expenses	79	89	80	89
Loss from operations	(7)	(17)	(8)	(17)

Other income (expense):
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	1	1	1
Loss before income taxes	(7)	(16)	(7)	(16)
Provision for income taxes	—	2	—	1
Net loss	(7)%	(14)%	(7)%	(15)%
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Revenue	$67,542	$58,470	$9,072	16%
Revenue increased by $9.1 million, or 16%, compared to the three months ended June 30, 2025. Approximately $7.5 million of our revenue growth was attributable to revenue generated from new customer locations acquired during the 12 months subsequent to June 30, 2025. Approximately $1.5 million of the increase was attributable to revenue generated from existing customer locations under subscription as of June 30, 2025.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Cost of revenue	$18,889	$16,519	$2,370	14%
Gross margin	72%	72%
The increase in cost of revenue was primarily due to an increase of $2.2 million in direct costs to support customer usage and growth of our customer base, including $0.8 million in fees and revenue shares to application providers, $0.8 million in connectivity costs, $0.4 million in payment processing costs, and $0.2 million in amortization of previously capitalized internal-use software development costs . In addition, there was an increase of $0.2 million in allocated expenses, which include rent, utilities and communications, computer and office supplies, and business insurance.

Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Sales and marketing	$27,397	$25,245	$2,152	9%
The increase in sales and marketing expenses was attributable to a $1.5 million increase in spend on demand generation driven by online display advertising and partner-sponsored demand generation programs and a $0.7 million increase in personnel-related expenses driven by salary and commissions.

Research and Development

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Research and development	$12,054	$11,988	$66	1%
Research and development expenses remained relatively flat with an increase in capitalized software development costs of $0.6 million, offset by an increase of $0.5 million in software and subscription costs and $0.2 million in professional fees.

General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
General and administrative	$13,588	$14,904	$(1,316)	(9)%
The decrease in general and administrative expenses was primarily due to a $1.2 million decrease in personnel-related expense that was driven by a decrease in stock-based compensation and employee development costs. In addition, professional fees decreased $0.4 million which were partially offset by a $0.3 million increase in overhead costs including computers, office supplies and business insurance.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percentage

	(dollars in thousands)
Interest income	$346	$435
Interest expense	(420)	(537)
Other income, net	335	471
Total other income (expense), net	$261	$369	$(108)	(29)%
The decrease in other income (expense), net is largely due to decreased realized gains and lower accretion on our short-term investments, which were offset by lower fees on our revolving line of credit.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	(dollars in thousands)
Revenue	$133,042	$114,279	$18,763	16%
Revenue increased by $18.8 million, or 16%, compared to the six months ended June 30, 2025. Of the increase, approximately $13.5 million of our revenue growth was attributable to revenue generated from new customer locations acquired during the 12 months subsequent to June 30, 2025. Approximately $5.3 million of the increase was attributable to revenue generated from existing customer locations under subscription as of June 30, 2025.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$36,850	$32,383	$4,467	14%
Gross margin	72%	72%
The increase in cost of revenue was primarily due to a $3.7 million increase in direct costs to support customer usage, particularly with increased telecommunications connectivity costs of $1.5 million, fees paid to our application providers of $1.2 million, payment processor fees of $0.6 million, and 0.4 million of amortization of internal-use software development costs. We also experienced a $0.5 million increase in allocated overhead related mainly to rent, utilities and office supplies. Additionally, payroll and employee related costs increased $0.2 million.
Sales and Marketing

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$56,148	$48,771	$7,377	15%
The increase in sales and marketing expenses was primarily attributable to a $3.0 million increase in personnel-related expenses, including increases in stock-based compensation, salaries and wages and costs related to contracted employees. In addition, demand generation expenses increased by $4.0 million primarily due to increased spend on online marketing of $3.5 million and partner demand generation of $0.5 million. Additionally, the increase in sales and marketing includes $0.2 million of allocated overhead costs.
Research and Development

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	(dollars in thousands)
Research and Development	$22,868	$23,141	$(273)	(1)%
The decrease in research and development expenses was due to an increase of $1.2 million in amounts capitalized for software development costs. This was offset in part by an increase of $0.4 million in software and subscription fees and $0.5 million related to computer and office supplies.
General and Administrative

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	(dollars in thousands)
General and administrative	$27,585	$29,490	$(1,905)	(6)%
The decrease in general and administrative expenses was primarily due to a $2.6 million decrease in personnel-related expenses, including a decrease of $2.3 million related to stock based compensation, and a decrease of $0.3 million in taxes. Additionally, professional fees and employee development costs decreased by $0.5 million. These decreases were offset by increases in other operating expenses of $0.6 million, driven primarily by accounts receivable write-offs and taxes. There was also an increase of $0.6 million in computer and office supplies.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	(dollars in thousands)
Interest income	$718	$898
Interest expense	(789)	(934)
Other income, net	687	971
Total other income (expense), net	$616	$935	$(319)	(34)%
The decrease in other income (expense), net is largely due to decreased realized gains and lower accretion on our short-term investments, which were offset by lower fees on our revolving line of credit.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Net cash provided by operating activities	$10,241	$5,445	$4,536	$5,226
Net cash used in investing activities	(1,769)	(12,385)	(6,801)	(10,127)
Net cash used in financing activities	(3,056)	(1,805)	(5,064)	(2,030)
Free cash flow	8,702	4,478	1,578	3,416
Net cash provided by operating activities as a percentage of revenue	15%	9%	3%	5%
Free cash flow margin	13%	8%	1%	3%
Net loss	(4,257)	(8,711)	(10,027)	(17,536)
Adjusted EBITDA	$4,569	$1,059	$8,293	$2,079
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

Free Cash Flow and Free Cash Flow Margin U.S. GAAP Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$67,542	$58,470	$133,042	$114,279

Net cash provided by operating activities	$10,241	$5,445	$4,536	$5,226
Less: Purchase of property and equipment	(633)	(544)	(1,154)	(988)
Less: Capitalized internal-use software costs	(906)	(423)	(1,804)	(822)
Free cash flow	$8,702	$4,478	$1,578	$3,416
Net cash used in investing activities	$(1,769)	$(12,385)	$(6,801)	$(10,127)
Net cash used in financing activities	$(3,056)	$(1,805)	$(5,064)	$(2,030)
Net cash provided by operating activities as a percentage of revenue	15%	9%	3%	5%
Free cash flow margin	13%	8%	1%	3%
Adjusted EBITDA U.S. GAAP Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(4,257)	$(8,711)	$(10,027)	$(17,536)
Interest expense	420	537	789	934
Income tax provision	132	(1,106)	234	(1,035)
Interest income	(346)	(435)	(718)	(898)
Other (income) expense, net	(335)	(471)	(687)	(971)
Depreciation(1)	990	520	1,526	1,031
Amortization(2)	401	470	1,051	940
Amortization of acquisition-related intangibles	344	156	685	156
Stock-based compensation	7,034	9,252	14,164	18,237
Acquisition transaction costs(3)	186	847	447	1,221
Shareholder matters(4)	—	—	829	—
Adjusted EBITDA	$4,569	$1,059	$8,293	$2,079
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

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through cash generated from the sale of subscriptions to our platform, and the net proceeds received from issuances of our equity securities. We have generated losses from our operations as reflected in our accumulated deficit of $329.1 million as of

June 30, 2026 but we have generally generated positive cash flows from operations since fiscal year 2023. Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer usage and growth in our customer base, and increased research and development expenses to support the growth of our business and related infrastructure. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
As of June 30, 2026, our principal sources of liquidity were cash held as deposits in financial institutions and cash equivalents consisting of highly liquid investments in money market securities of $47.6 million, as well as $30.8 million in other short-term investments comprised primarily of treasury and commercial paper instruments.
A substantial source of our cash inflow comes from our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recorded as revenue over the subscription term. We had $37.3 million of deferred revenue recorded as a current liability as of June 30, 2026. This deferred revenue will be recognized as revenue when all of the revenue recognition criteria are met.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
Net cash provided by operating activities	$4,536	$5,226
Net cash used in investing activities	(6,801)	(10,127)
Net cash used in financing activities	(5,064)	(2,030)
Operating Activities
For the six months ended June 30, 2026, cash provided by operating activities was $4.5 million, primarily due to a net loss of $10.0 million, adjusted for net non-cash charges of $32.3 million and net cash outflows of $17.7 million from changes in our operating assets and liabilities. The drivers of the changes in operating assets and liabilities were an $11.5 million increase in deferred contract costs comprised of sales commissions earned on bookings, a $2.3 million decrease in operating lease liabilities, a $1.3 million decrease in accrued liabilities, a $1.2 million increase in prepaid expenses, a $1.1 million decrease in deferred revenue, and a $0.9 million increase in accounts receivable. These amounts were partially offset by a $0.6 million increase in accounts payable.
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

Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 was $6.8 million, due to $18.3 million in purchases of short-term investments, partially offset by $14.5 million in short-term investment maturities. Additional investing cash flow activities included $1.8 million in personnel-related costs capitalized as internal-use software development and $1.2 million of furniture and equipment additions.
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
Financing Activities
Cash used in financing activities for the six months ended June 30, 2026 was $5.1 million, primarily due to principal payments on finance lease obligations of $3.7 million and $2.9 million in payments made for taxes related to the net share settlement of equity awards. These outflows were partially offset by cash proceeds of $1.0 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.4 million.
Cash used in financing activities for the six months ended June 30, 2025 was $2.0 million, primarily due to principal payments on finance lease obligations of $3.6 million. These outflows were partially offset by cash proceeds of $1.1 million from the employee stock purchase plan, and proceeds from employee stock option exercises of $0.5 million.
Contractual Obligations and Commitments
During the six months ended June 30, 2026, we acquired $5.2 million of additional right of use assets through new finance lease obligations.
Other than the new finance lease obligations, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2026.
Indemnifications
Certain of our agreements with partners, resellers and customers include provisions for indemnification against liabilities should our platform contribute to a data compromise, particularly a compromise of protected health information (“PHI”). We have not incurred any costs as a result of such indemnification obligations historically and have not accrued any liabilities related to such obligations in our unaudited condensed consolidated financial statements as of June 30, 2026.
Silicon Valley Bank Credit Facility
In August 2021, we established a revolving line of credit with SVB, a division of First-Citizens Bank & Trust Company (“SVB”), allowing for total borrowing capacity up to $50.0 million, subject to reduction should we fail to meet certain metrics for recurring revenue and customer retention (the “August 2021 Agreement”). In July 2025, the Company amended the SVB revolving line of credit (the “July 2025 Amendment”). The revolving line of credit, as amended, maintained a total borrowing capacity of up to $50.0 million and matures in May 2027. Amounts outstanding on the revolving line of credit accrue interest at the greater of prime rate less 0.25% and 3.50%. We are required to pay a recurring annual fee of $0.1 million beginning in July 2026 on the anniversary of the effective date of the July 2025 Amendment. The revolving line of credit is collateralized by substantially all of the Company’s assets. The July 2025 Amendment includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than

$100.0 million, we must at all times thereafter maintain a consolidated minimum liquidity of $20.0 million, meaning unencumbered cash and short-term investments plus available borrowing on the revolving line of credit, and that we are required to meet specified minimum levels of EBITDA, as adjusted for stock-based compensation expense, changes in our deferred revenue balances, capitalized software development expense and certain non-recurring transaction costs. We did not take any advances on the revolving line of credit in the six months ended June 30, 2026. As of June 30, 2026, there was no outstanding balance on the revolving line of credit, the full $50.0 million capacity was available for borrowing, and we were in compliance with all SVB loan covenants.
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
Item 3.  Quantitative and Qualitative Disclosures about Market Risks
As of June 30, 2026, our exposure to market risk has not changed materially since December 31, 2025. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 5, 2026.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and other procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our revenue was $239.0 million and $204.3 million during the years ended December 31, 2025 and 2024, respectively, and $67.5 million for the six months ended June 30, 2026 compared with $58.5 million for the six months ended June 30, 2025. Additionally, we have experienced significant growth and churn in our number of employees (including both full- and part-time employees) over the last few years, creating operational challenges, particularly in our customer service and sales organizations. We have also expanded operations to India, Latin America and the Philippines over the last three years.
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
Our ability to attract new customers and retain existing customers depends in part on our ability to timely onboard new customers or timely expand functionality for our existing customers. Our onboarding and ramp times may be delayed due to unanticipated complications with phone number porting, or integrations with existing or new customers’ systems, or lack of customer staff availability, which could delay or prevent adoption of our platform for extended periods of time and may cause us to expend more resources than originally anticipated. These delays could limit our ability to attract and retain customers and may adversely affect our revenue and profits.
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
A majority of our current customer base consists of small businesses. In addition to pursuing continued customer growth among small businesses, we are pursuing opportunities to expand our customer base among medium-sized businesses in various healthcare industries. Our ability to expand among medium-sized businesses will depend upon our ability to successfully sell our platform to multi-location organizations and effectively retain them. As we target a portion of our sales efforts at larger and multi-location organizations, we may incur higher costs and longer sales and installation cycles, and we may be less effective at predicting when we will complete these sales. In these market segments, the decision to purchase our subscriptions may require the approval of more technical personnel and management levels within a potential customer’s organization and, therefore, sales to larger and multi-location organizations may require us to invest more time educating potential customers about the benefits of our subscriptions and platform. In addition, our customers may be acquired by or may consolidate into larger and multi-location organizations that may demand more features, integration services and customization, and may require more highly skilled sales and support personnel. These new businesses may also demand new product functionality, service-level agreements or other contractual terms that may introduce additional risk. Further, our investment in marketing our subscriptions to these potential customers may not be successful, which could adversely affect our results of operations and our overall ability to grow our customer base.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $28.1 million and $28.3 million for the years ended December 31, 2025 and 2024, respectively, and a net loss of $4.3 million for the six months ended June 30, 2026 compared with $8.7 million for the six months ended June 30 2025. We had an accumulated deficit of $329.1 million as of June 30, 2026. While we have experienced significant revenue growth over the last few years, we are not yet profitable and our revenue growth rate may decline in future periods. You should not rely on the revenue growth of any given prior period as an indication of our future performance. Additionally, we are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We have experienced and expect to continue to experience increased costs and expenses in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. We expect to continue to expend substantial financial and other resources on, among other things:

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
•our ability to onboard customers in a timely manner;
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
•increases in fees from integration partners, such as PMS and EHR platform providers;
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as industry and customer events, trade shows, public relations initiatives and brand marketing, as well as search engine marketing and optimization. If the costs of the lead generation and marketing channels we use increase, or the effectiveness of these channels decreases, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our lead generation and marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. Even as we return to lead generation activities that were once successful for us, such as attendance at trade shows, there can be no assurance that those activities will continue to attract new customers in a cost-effective manner.
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
Our customers need to be able to access our platform at any time, without interruption or degradation of performance. GCP runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at GCP. We have experienced, and expect that in the future we may experience interruptions, latency, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including the global shortage of high-performance computing capacity resulting from the rapid expansion of of AI use cases, technical failures, natural disasters, pandemics, fraud or security attacks. In addition, if our security, or that of GCP, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through GCP or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from GCP may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
We continue to incorporate additional AI solutions and features into our platform and our business, including through our recently launched AI Receptionist, and these solutions and features may become more important to our operations or to our future growth over time. However, there can be no assurance that we will realize the desired or anticipated benefits from AI and related investments. Our investments in AI solutions and features, including as a result of or in connection with our TrueLark acquisition, may negatively impact our cost of revenue and gross margins until we are able to increase revenue enough to offset these investments. The rapid expansion of AI use cases has resulted in a global shortage of high-performance computing capacity and specialized semiconductors, which may lead to service disruptions, increased operational costs, or an inability to scale our AI-powered features if our third-party cloud providers are unable to meet our growing demand. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
As part of our business strategy to expand usage of our products and services, expand into additional markets, grow our business in response to changing technologies and customer demand, and competitive pressures, we may in the future make investments in, or acquisitions of, other companies, products, or technologies. For example, in May 2025, we closed our acquisition of TrueLark. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. The process of integrating any acquired businesses and technology may create unforeseen operating difficulties or unforeseen expenditures, including those arising from the following:
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
•retention of employees and customers from the acquired company;
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
We currently market our platform and products only in the U.S. and Canada. We may open additional international offices and hire employees to work at these offices in order to gain access to additional technical talent. For example, we opened an office in India in 2021 and as of June 30, 2026 had approximately 190 employees in India to further our engineering and administrative operations. Additionally, in 2023 and 2024 we expanded operations in the Philippines to supplement our customer support and revenue operations and in 2025 we expanded resources in Latin America to supplement our revenue operations.
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
The terms of our existing loan and security agreement and the related collateral documents with Silicon Valley Bank (“SVB”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement, as amended in July 2025, includes financial covenants requiring that, at any time, if our total unrestricted cash and cash equivalents held at SVB, plus our short-term investments managed by SVB, is less than $100.0 million, we must at all times thereafter maintain a consolidated minimum $20.0 million in liquidity, meaning unencumbered cash and short-term investments plus available borrowing on the line of credit, and that we meet specified minimum levels of earnings before interest, taxes, depreciation, and amortization, as adjusted for stock-based compensation and changes in our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. As of June 30, 2026, and for the period then ending, we had no outstanding borrowings under this loan and security agreement.
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
•market perception regarding the impact of rapid technological advancements, including AI, on our competitive position, business model, or long-term growth;
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
•fluctuations in valuation multiples applied to software companies by equity markets, which may compress regardless of our operating performance;
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
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned in excess of 25.0% of our total shares outstanding as of June 30, 2026. As a result, these stockholders, acting together, may influence our management and affairs and the outcome of votes on matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.

We are an “emerging growth company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced Public Company Accounting Oversight Board reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, when we cease to be an emerging growth company as of December 31, 2026, we will no longer be able to use the extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the NYSE listing standards, and other applicable securities rules and regulations. In addition, when we cease to be an emerging growth company on December 31, 2026, these requirements will increase. Compliance with the requirements of these rules and regulations have and will continue to increase our legal, accounting, and financial compliance costs, may make some activities more difficult, time-consuming, and costly, and may place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have hired employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Weave Communications, Inc.

Dated: August 6, 2026	By:	/s/ Brett White
Brett White
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Jason Christiansen
Jason Christiansen
Chief Financial Officer
(Principal Financial Officer)